Form 10-K
period 2008-12-31
Ocean Shore Holding Co.
filed 2009-03-31
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

NEW JERSEY	80-0282446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Asbury Avenue, Ocean City, New Jersey	08226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 399-0012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $0.

At March 1, 2009, the registrant had no shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of Ocean Shore Holding Co. (File No. 0-51000) are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Ocean Shore Holding Co., a New Jersey corporation (the “Registrant”), was organized by Ocean City Home Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange for the currently issued and outstanding shares of Ocean Shore Holding Co., a federal corporation and the current mid-tier holding company for the Bank (“Ocean Shore Holding”), held by persons other than OC Financial MHC. The Registrant filed a registration statement on Form S-1 (File No. 333-153454) with the Securities and Exchange Commission (the “SEC”) on September 12, 2008, which were declared effective by the SEC on November 12, 2008. The information in this report is for Ocean Shore Holding. Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on Ocean Shore Holding Co.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include: interest rate trends; the general economic climate in the market area in which Ocean Shore Holding Co. operates, as well as nationwide; Ocean Shore Holding Co.’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding Co. assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank. Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of Ocean City Home Bank.

Ocean City Home Bank is a federally chartered savings bank. We operate as a community-oriented financial institution offering a wide range of financial services to consumers and businesses in our market area. We attract deposits from the general public, small businesses and municipalities and use those funds to originate a variety of consumer and commercial loans, which we hold primarily for investment.

OC Financial MHC is our federally chartered mutual holding company parent. As a mutual holding company, OC Financial MHC is a non-stock company that has as its members the depositors of Ocean City Home Bank. OC Financial MHC does not engage in any business activity other than owning a majority of the common stock of Ocean Shore Holding. So long as we remain in the mutual holding company form of organization, OC Financial MHC will own a majority of the outstanding shares of Ocean Shore Holding.

Our Web site address is www.ochome.com. We make available on our Web site, free of charge, our annual report or Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our Web site should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of nine full service offices. A total of seven offices are located in Atlantic County while two offices are situated in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May is primarily geared toward tourism. According to the most recent published statistics, Atlantic County’s population in 2007 was approximately 281,000 persons and Cape May County’s population was approximately 106,000. The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City, along with new retail centers and entertainment venues, have led to job growth and an increase in housing development.

Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute into that area for employment. Although the economy in our market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. We attribute this to several factors. First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since our market is located outside of a major metropolitan area, average income levels are negatively affected by the small proportion of high-paying, white collar jobs. In our market area, lower paying service jobs provide a relatively large proportion of overall employment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies that have entered the mortgage market, such as insurance companies, securities companies and specialty finance companies.

Several large banks operate in our market area, including Bank of America, PNC Bank, Wachovia, and TD Bank (formerly Commerce Bank). These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2008, we had a deposit market share of 5.2% in Atlantic County, which represented the 8th largest deposit market share out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 8.5%, which represented the 6 th largest market share out of 14 banks with offices in the county.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% to 3.25% above the one-, three- or ten-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 1 or 2% per adjustment period and the lifetime interest rate cap is generally 5 or 6% over the initial interest rate of the loan.

Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

In order to attract borrowers, we have developed products and policies to provide flexibility in times of changing interest rates. For example, some of our adjustable-rate loans permit the borrower to convert the loan to a fixed-rate loan. In addition, for a fixed fee plus a percentage of the loan amount, we will allow the borrower to modify a loan’s interest rate, term or program to equal the current rate for the desired loan product. Recently, we began offering loans that require the payment of interest only for a period of years.

While one- to four-family residential real estate loans are normally originated with up to 40-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2008, 49.9% of our one- to four-family mortgage loans were secured by second homes or rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically  1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans due to our strict underwriting standards.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first and/or second liens on owner-occupied one- to four-family residences or private mortgage insurance. When the residence securing the loan is not the borrower’s primary residence, loan-to-value ratios are limited to 80% when secured by a first lien or 90% when secured by a first and second lien or private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for low and moderate income and first-time buyers, we offer special home buyers programs. We offer adjustable-rate residential mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

We have not originated subprime loans (i.e., mortgage loans aimed at borrowers who do not qualify for market interest rates because of problems with their credit history). We briefly offered “alt-A” loans (i.e., mortgage loans aimed at borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income), but have discontinued that practice and have few such loans in our portfolio.

Commercial and Multi-Family Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate. In the past, we originated loans secured by multi-family properties and we still have a few in our portfolio. Our commercial real estate loans are generally secured by condominiums, small office buildings and owner-occupied properties located in our market area and used for businesses.

We originate fixed-rate and adjustable-rate commercial real estate loans for terms up to 20 years. Interest rates and payments on adjustable-rate loans typically adjust every five years after a five-year initial fixed period to a rate typically 3 to 4% above the five-year constant maturity Treasury index. In some instances, there are adjustment period or lifetime interest rate caps. Loans are secured by first mortgages and amounts generally do not exceed 80% of the property’s appraised value.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the nature and financial strength of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans of $500,000 or more.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% on residential construction and 80% on commercial construction. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses in our market area. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory, and are originated with maximum loan-to-value ratios of 80%. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer time notes, letters of credit and loans guaranteed by the Small Business Administration. Time notes are short-term loans and will only be granted on the basis of a defined source of repayment of principal and interest from a specific foreseeable event.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. At December 31, 2008, 98.4% of our consumer loans were home equity loans or lines of credit. The remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans are fixed-rate loans. We offer home equity loans with a maximum combined loan-to-value ratio at underwriting of 90% and lines of credit with a maximum loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. We have a good working relationship with many realtors in our market area and employ two account executives solely for the purpose of soliciting loans. Our Web site accepts on-line applications and branch personnel are trained to take applications. We also employ three commercial loan officers.

We generally originate loans for portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, we had no loans available for sale.

In 2007, we established a relationship with a local mortgage broker through which we purchase loans. All loans purchased through this channel are underwritten by us. At December 31, 2008, purchased loans totaled $15.6 million.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience and tenure. The Chief Executive Officer or Chief Lending Officer may combine their lending authority with that of one or more other officers. All extensions of credit that exceed $1.0 million in the aggregate require the approval or ratification of the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2008, our regulatory limit on loans to one borrower was $9.7 million. At that date, our largest lending relationship was $3.7 million and included commercial loans secured by commercial real estate located in Atlantic County, New Jersey, all of which were performing according to their original repayment terms at December 31, 2008.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2008 totaled $21.3 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2008.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of the Chief Executive Officer and Chief Financial Officer. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

At December 31, 2008, 75.1% of our investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2008 possessed the highest possible investment credit rating at that date.

The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities. We did not own any preferred stock of Fannie Mae or Freddie Mac at December 31, 2008. Included in the investment portfolio at December 31, 2008 were two pooled trust preferred securities with a book value of $1.1 million (after an impairment charge of $1.9 million) and an estimated fair value of $1.0 million.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. We determine whether the unrealized losses are temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer., as well as , considerations of our intent and ability to hold securities. For the year ended December 31, 2008, we recorded a $300,000 impairment charge on our investment in a mutual fund that was sold during the year, and $1.9 million in other-than-temporary impairment charges on two pooled trust preferred securities currently still held in our portfolio of in other-than-temporary impairment charges on investment securities. These securities are held in our available for sale portfolio. The decision to record these non-cash, other-than-temporary impairment charges was due to the significant decline in the market value of these securities, which resulted from a sharp decline in trading activity, as well as deterioration in the credit quality of the underlying collateral of the security indicating a probable shortfall in the distributions of the pool. Changes in the expected cash flows of the pooled trust preferred securities and/or prolonged price declines may result in our concluding in future periods that there is additional impairment of these securities, which would require a charge to earnings to write down these securities to their fair value.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2008 we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2008, commercial deposits totaled $85.8 million, or 18.8% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2008, we had $66.9 million in deposits from five municipalities and thirteen school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

Borrowings. We utilize advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 30% of a member’s assets using mortgage collateral and an additional 20% using pledged securities for a total maximum indebtedness of 50% of assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Subordinated Debt. In 1998, Ocean Shore Capital Trust I, a business trust formed by us, issued $15.0 million of preferred securities in a private placement and issued approximately $464,000 of common securities to Ocean Shore Holding. Ocean Shore Capital Trust I used the proceeds of these issuances to purchase $15.5 million of our junior subordinated deferrable interest debentures. The interest rate on the debentures and the preferred trust securities is 8.67%. The debentures are the sole assets of Ocean Shore Capital Trust I and are subordinate to all of our existing and future obligations for borrowed money, our obligations under letters of credit and any guarantees by us of any such obligations. The stated maturity of the debentures is July 15, 2028. The debentures are subject to redemption at various prices at the option of Ocean Shore Holding, subject to prior regulatory approval, in whole or in part after July 15, 2008.

Personnel

As of December 31, 2008, we had 124 full-time employees and 30 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s only subsidiary is Ocean City Home Bank.

Ocean City Home Bank’s only active subsidiary is Seashore Financial Services, LLC. Seashore Financial Services receives commissions from the sale of insurance products.

REGULATION AND SUPERVISION

General

As savings and loan holding companies, Ocean Shore Holding and OC Financial MHC are required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. Ocean City Home Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation as its deposit insurer.

Ocean City Home Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Ocean City Home Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift

Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Ocean City Home Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank and their operations.

Certain regulatory requirements applicable to Ocean City Home Bank, Ocean Shore Holding and OC Financial MHC are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Ocean City Home Bank, Ocean Shore Holding and OC Financial MHC and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

General. Ocean Shore Holding and OC Financial MHC are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Ocean Shore Holding and OC Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Ocean City Home Bank. As a unitary savings and loan holding company, Ocean Shore Holding is able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that the Federal Reserve Board has determined to be permissible for bank holding companies.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as OC Financial MHC, may generally engage in the following activities upon the receipt of necessary regulatory approvals: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Ocean Shore Holding is the stock holding company subsidiary of OC Financial MHC. Ocean Shore Holding is permitted to engage in activities that are permitted for OC Financial MHC subject to the same restrictions and conditions.

Waivers of Dividends by OC Financial MHC. Office of Thrift Supervision regulations require OC Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Ocean Shore Holding. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Conversion of OC Financial MHC to Stock Form. Office of Thrift Supervision regulations permit OC Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to Ocean Shore Holding, OC Financial MHC’s corporate existence would end, and certain depositors of Ocean City Home Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than OC Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than OC Financial MHC own the same percentage of common stock in the new holding company as they owned in Ocean Shore Holding immediately before conversion. The total number of shares held by stockholders other than OC Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Ocean Shore Holding. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Ocean Shore Holding’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of Ocean Shore Holding. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings banks, such as Ocean City Home Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2008, Ocean City Home Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Ocean City Home Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation, pursuant to a Restoration Plan to replenish the fund, has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 is guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012. Ocean City Home Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Ocean City Home Bank and Ocean Shore Holding opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.12 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ocean City Home Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Ocean City Home Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association”

under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2008, Ocean City Home Bank maintained 89.96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Ocean City Home Bank, it is a subsidiary of a holding company. If Ocean City Home Bank’s capital ever fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. Ocean City Home Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Ocean City Home Bank, including Ocean Shore Holding and OC Financial MHC and their other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ocean City Home Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Ocean Shore Holding and Ocean City Home Bank for the year ended December 31, 2008 totaled $152,000.

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $7.1 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Ocean City Home Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

EXECUTIVE OFFICERS

The Board of Directors annually elects the executive officers of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Steven E. Brady	President and Chief Executive Officer of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank

Anthony J. Rizzotte	Executive Vice President of Ocean Shore Holding and OC Financial MHC and Executive Vice President and Chief Lending Officer of Ocean City Home Bank

Kim Davidson	Executive Vice President of Ocean City Home Bank, OC Financial MHC and Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank

Janet Bossi	Senior Vice President of Loan Administration of Ocean City Home Bank

Paul Esposito	Senior Vice President of Marketing of Ocean City Home Bank

Donald F. Morgenweck	Senior Vice President and Chief Financial Officer of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2008.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding and OC Financial MHC since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding and OC Financial MHC in 2004. Age 53.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 48.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 42.

Paul Esposito has been the Senior Vice President of Marketing of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 59.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding and OC Financial MHC since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding and OC Financial MHC in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 54.

ITEM 1A.	RISK FACTORS

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2008, $464.7 million, or 78.2%, of our loan portfolio consisted of residential mortgage loans and $60.0 million, or 10.1%, of our loan portfolio consisted of home equity loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2008, 49.9% of our one- to four-family mortgage loans were secured by these types of properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Ocean Shore Holding, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses amounted to 0.45% of total loans outstanding and 136.0% of nonperforming loans at December 31, 2008. Our allowance for loan losses at December 31, 2008, may not be sufficient to cover future loan losses. We may be required to increase our allowance for loan losses, thus reducing earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2008, our investment portfolio included six corporate debt securities with a book value of $8.2 million and an estimated fair value of $5.3 million, and two pooled trust preferred securities with a book value of $1.1 million (after an impairment charge of $1.9 million) and an estimated fair value of $1.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. At December 31, 2008, we had an investment of $7.1 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding in FHLB-NY may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any other charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Commercial lending may expose us to increased lending risks.

At December 31, 2008, $60.7 million, or 10.2%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

An economic recession or even a modest slowdown could reduce demand for our products and services and lead to lower revenue and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economy in which we operate. For example, an economic downturn, an increase in unemployment, a decline in real estate values or other events that affect household and/or corporate incomes could result in reduced demand for credit or fee-based products and services. An economic downturn can also hurt the ability of our borrowers to repay their loans, causing us to incur higher loan losses. Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey. As a result of this concentration, a downturn in the local economy, which is dependent on the gaming and tourism industries, could cause significant increases in nonperforming loans, which would hurt our profits.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—

could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The FDIC subsequently announced that it would reduce the special assessment to 10 basis points if Congress increases the FDIC’s borrowing authority with the U.S. Department of the Treasury. The special assessment will negatively impact the Company’s earnings. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2008, which is the most recent date for which information is available, we held 5.2% of the deposits in Atlantic County, New Jersey, which was the 8th largest share of deposits out of 16 financial institutions with offices in the county, and 8.5% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 14 financial institutions with offices in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as our insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Ocean City Home Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently conduct business through our nine full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Absecon, Northfield, Margate City and Mays Landing, New Jersey. We own all of our offices, except for those in Absecon and Northfield. The lease for our Absecon office expires in 2011 and has an option for an additional five years. The lease for our Northfield office expires in 2010 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $11.8 million at December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2008 and 2007. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 12 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2008:

Fourth Quarter	$9.75	$6.55	$0.05
Third Quarter	10.22	8.20	0.05
Second Quarter	10.67	9.00	0.05
First Quarter	10.49	9.53	—

Year Ended December 31, 2007:

Fourth Quarter	11.35	9.76	—
Third Quarter	13.00	10.00	—
Second Quarter	13.50	12.37	—
First Quarter	13.69	13.06	—

As of March 12, 2009, there were approximately 769 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2008

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2008 through October 31, 2008	—	—	—	449
Month #2 November 1, 2008 through November 30, 2008	—	—	—	449
Month #3 December 1, 2008 through December 31, 2008	—	—	—	449
Total				449

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2008, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$678,474	$629,523	$562,260	$543,846	$528,444
Investment securities	37,405	58,916	68,131	94,191	116,802
Loans receivable, net	594,452	528,058	433,342	412,005	340,585
Deposits	455,955	415,231	417,024	416,914	415,328
Borrowings	149,264	143,694	76,554	60,924	48,304
Total equity	64,387	63,047	62,551	60,568	59,795

Operating Data:
Interest and dividend income	$35,919	$32,619	$29,839	$26,272	$22,722
Interest expense	17,093	17,481	14,620	11,017	9,398

Net interest income	18,826	15,138	15,219	15,255	13,324
Provision for loan losses	373	261	300	300	360

Net interest income after provision for loan losses	18,453	14,877	14,919	14,955	12,964
Other income	2,768	2,622	2,331	2,316	2,389
Impairment charge on AFS securities	(2,235)	—	—	—	—
Other expenses	14,265	13,069	12,806	12,201	13,002

Income before taxes	4,721	4,430	4,445	5,070	2,352
Provision for income taxes	1,792	1,639	1,296	1,994	1,045

Net income	$2,929	$2,791	$3,149	$3,076	$1,306

Per Share Data:
Earnings per share, basic	$0.37	$0.34	$0.38	$0.37	N/M	(1)
Earnings per share, diluted	$0.36	$0.34	$0.37	$0.36	N/M	(1)
Dividends per share	$0.15	—	—	—	—
Weighted average shares—basic	8,005,384	8,104,373	8,259,473	8,405,677	N/A
Weighted average shares—diluted	8,094,685	8,227,103	8,410,151	8,453,593	N/A

(1)	N/M—Earnings per share for year ended December 31, 2004 was not meaningful because Ocean Shore Holding Co. completed its stock offering on December 21, 2004.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios (1):
Return on average assets	0.44%	0.47%	0.56%	0.57%	0.26%
Return on average equity	4.55	4.42	5.08	5.07	4.95
Interest rate spread (2)	2.70	2.40	2.56	2.75	2.79
Net interest margin (3)	3.07	2.78	2.94	3.06	2.90
Noninterest expense to average assets	2.15	2.22	2.30	2.24	2.59
Efficiency ratio (4)	65.90	73.59	72.97	69.44	82.74
Average interest-earning assets to average interest-bearing liabilities	113.14	111.79	113.51	114.05	105.26
Average equity to average assets	9.69	10.74	11.10	11.16	5.25

Capital Ratios (5):
Tangible capital	9.74	9.97	10.71	10.47	10.67
Core capital	9.74	9.97	10.71	10.47	10.67
Total risk-based capital	16.95	17.60	19.24	18.92	20.40

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.45	0.44	0.47	0.42	0.43
Allowance for loan losses as a percent of nonperforming loans	136.04	779.88	385.3	N/M	N/M
Nonperforming loans as a percent of total loans	0.33	0.06	0.12	0.02	N/M

(1)	Performance ratios for the six-month periods have been annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(5)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans are not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, commercial loans and mortgages, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities to manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank of New York.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain or increase net interest margin, which is net interest income as a percentage of average interest-earning assets.

A secondary source of income is non-interest income, or other income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). We also earn income on bank-owned life insurance and receive commissions for various services. In some years, we recognize income from the sale of securities and real estate owned.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist primarily of expenses for salaries and employee benefits and for occupancy and equipment. We also incur expenses for items such as professional services, advertising, office supplies, insurance, telephone, and postage.

Our largest noninterest expense is for salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, ATM and data processing expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Federal Deposit Insurance Corporation assessments for 2008 ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC has increased its assessment rates for 2009 and has announced plans to charge a special assessment to increase the balance of the insurance fund.

Market Overview

The Company continues to operate in a challenging and uncertain economic environment, including uncertainty in national and local conditions. The market dislocations, which began in 2007 and continue today, have brought unprecedented turmoil to the financial markets. Credit conditions are deteriorating rapidly and financial markets are experiencing widespread illiquidity and elevated levels of volatility as concerns over the future of the economy grow, consumer confidence declines, unemployment rises, home values decline, credit availability contracts, and companies report lower corporate earnings. The U.S. rate of unemployment continued to increase during 2008, reaching its highest level in over fifteen years at 7.2% in December 2008. U.S. consumer spending also continued to tighten as 2008 capped off the worse year since 1961 as the full year rose just 3.6%. The National Bureau of Economic Research officially declared that the U.S. is in a recession.

At the onset of the national economic downturn, New Jersey did not experience a significant downturn. However, as the downturn persists, New Jersey is mirroring the overall economy. The companies experiencing the greatest impact are those closely associated with residential real estate and consumer spending. While we continue to focus on the credit quality of our customers—closely monitoring the financial status of borrowers throughout our markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves—evidence of these economic challenges is reflected in the increased level of non performing loans and levels of delinquency in our loan portfolio.

There have been several high profile failures and takeovers of major market participants including Fannie Mae and Freddie Mac. In July 2008, the U.S. Government passed the Housing and Economic Recovery Act of 2008, which was designed primarily to address the sub-prime mortgage crisis and authorized the Federal Housing Administration to guarantee up to $300 billion in new 30-year, fixed-rate mortgages for sub-prime borrowers, if lenders write-down principal loans balances to 90 percent of current appraisal value. This Act was intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulation and injecting capital into these entities. Although we have no exposure to sub-prime mortgages or any material equity investments in Fannie Mae or Freddie Mac, we maintain a portfolio of mortgage backed securities issued by Fannie Mae or Freddie Mac and continue to monitor those market segments that may be impacted by the significantly wider credit spreads resulting from the market turmoil.

In October 2008, the U.S. Government passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provided for the implementation of the Troubled Asset Relief Plan (“TARP”). The TARP’s primary purpose is to remove troubled assets from the balance sheets of financial institutions. Under the authority provided by the EESA, the U.S. Treasury created the voluntary Capital Purchase Program (“CPP”), which provides direct equity investment of by the U.S. Treasury in preferred stock of qualified financial institutions. The legislation’s goal is to provide market stability, strengthen financial institutions and enhance market liquidity. Because our capital ratios are strong, the Board of Directors concluded that if we are going to raise additional capital, it is in the best interests of our shareholders to accomplish that through a second step conversion, which is currently in process. See “Liquidity and Capital Resources” and footnote 19 of the audited consolidated financial statements.

As part of the regulatory initiatives, the Federal Deposit Insurance Corporation (“FDIC”) implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. As part of the TLGP, the FDIC will guaranty certain newly issued senior unsecured debt of banks, thrifts and certain holding companies issued on or before June 30, 2009. In addition, the FDIC will also provide full coverage of non-interest bearing deposit transaction accounts until December 31, 2009. Initially, these programs were provided at no cost and entities had to choose to opt out. An entity that choose not to opt out of either or both programs became a participating entity and will be assessed fees for participation. Participants issuing senior unsecured debt under the TLGP will be charged an annualized fee equal to 75 basis points (“bps”) multiplied by the debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Any eligible entity that has not chosen to opt out of the full coverage on the non-interest bearing transaction accounts will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. We are participating in these programs.

During 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund (“DIF”). To ensure that the deposit insurance system remains sound and in an effort to restore the reserve ratio of the DIF to at least 1.15 percent of estimated insured deposits as required under the FDIC’s Restoration Plan, the FDIC voted on December 16, 2008 to increase initial base assessment rates uniformly by 7 bps (7 cents for every $100 of deposits), beginning with the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule to modify the risk-based assessment system and to reset initial base assessment rates. Effective April 1, 2009, initial base assessment rates will range from 12 bps to 45 bps across all risk categories with possible adjustments to these rates based on certain debt-related components. The FDIC also extended the period of the Restoration Plan from five years to seven years. Furthermore, the FDIC adopted an interim rule imposing a one-time emergency special assessment of 20 bps, in addition to the risk-based assessment, on assessable deposits as of June 30, 2008, which will be collected on September 30, 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the sub-prime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

As a result of the market uncertainty and the overall weakened economic conditions, the Federal Reserve began lowering the Fed Funds Rate in 2007, and continued to do so throughout 2008. The Fed Funds Rate decreased from 4.25% at December 31, 2007 to a range of 0.00%-0.25% at December 31, 2008 and market expectations are that it will remain relatively low during 2009. Though the Federal Reserve has attempted to orchestrate short-term rate reductions, loan and deposit pricing in our market place has not always followed the declining trend as deposit pricing remains intensely competitive, partially offset by slightly wider spreads on loans and investments. We began to experience interest rate spread expansion as a result of a large percentage of fixed-rate loans in our portfolio, which remained consistent with the previous year while the rates on the Company’s deposit liabilities declined. We expect this trend to continue into 2009.

The deterioration in the overall economy will continue to affect the markets in which we and our customers do business and may adversely impact our results in the future, depending upon the duration and severity of such conditions. The following discussion provides further detail on our financial condition and results of operations at and for the year ended December 31, 2008.

Critical Accounting Policies, Judgements and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes, and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;

•	Nature and volume of loans;

•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight;

•	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

As changes in our operating environment occur and as recent loss experience fluctuates, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

Although we maintain our allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in our loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of Thrift Supervision (the “OTS”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Other Than Temporary Impairment. Investment securities are reviewed at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, management is required to assess whether the decline is other than temporary. In making this assessment, we consider such factors as the type of investment, the length of time and extent to which the fair value has been below the carrying value, the financial condition and near- term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery. The decision to record a write-down, its amount and the period in which it is recorded could change if management’s assessment of the above factors were different. We consider facts and circumstances in determining whether the impairment in the security is due to credit deterioration or general fluctuations in the interest rates, and generally do not record impairment write-downs on debt securities when decline in value is due to changes in interest rates, since we have the intent and ability to realize the full value of the investments by holding them to maturity. Quoted market value is considered to be fair value for actively traded securities. For privately issued securities, and for thinly traded securities where market quotes are not available, we use estimation techniques to determine fair value. Estimation techniques used include discounted cash flows for debt securities. Additional information regarding our accounting for investment securities is included in notes 2, 3 and 4 to the notes to consolidated financial statements.

Deferred Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. On January 1, 2007, we incorporated FIN No. 48 with our existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. When applicable, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Management expects that the Company’s adherence to FIN No. 48 may result in increased volatility in quarterly and annual effective income tax rates as FIN No. 48 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurement. We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 and FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, on September 30, 2008. SFAS No. 157 establishes a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement.

The three levels within the fair value hierarchy are described as follows:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157 and FSP SFAS No. 157-3. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments:

investment securities available for sale and derivative financial instruments. The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

Investment securities available for sale. Where quoted prices for identical securities are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows based on observable market inputs and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 market value measurements include an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate. In addition, significant estimates and unobservable inputs are required in the determination of Level 3 market value measurements. If actual results differ significantly from the estimates and inputs applied, it could have a material effect on the Company’s consolidated financial statements.

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Balance Sheet Analysis

General. Total assets increased $49.0 million, or 7.8%, to $678.5 million at December 31, 2008 from $629.5 million at December 31, 2007. Total loans, net, increased $66.4 million, or 12.6%, during 2008 to $594.5 million. Investment and mortgage-backed securities decreased $21.5 million during the year due to sales of available for sale mutual funds of $7.6 million and normal repayments of principal and maturities. Asset growth in 2008 was funded through increases in deposits of $40.7 million, or 9.8%, to $456.0 million and Federal Home Loan Bank advances of $13.6 million, or 11.3%, to $133.8 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 87.6% of total assets at December 31, 2008, compared to 83.9% of total assets at December 31, 2007.

Loans receivable, net, increased $66.4 million, or 12.6%, in 2008 to $594.5 million. One- to four-family residential loans increased $56.6 million, or 13.9%, in 2008 on high loan activity. Real estate mortgage loan originations accounted for $113.2 million, or 68.8%, of this year’s $164.5 million of total loan originations. Construction loans decreased $1.4 million, or 13.3%, in 2008 due to the completion of the construction phase of existing loans and either sale of the property or subsequent conversion of those loans to permanent financing. Consumer loans, almost all of which are home equity loans, totaled $61.0 million and represented 10.3% of total loans at December 31, 2008 compared to $59.1 million, or 11.2% of total loans, at December 31, 2007. Consumer loan originations totaled $23.9 million or 14.5% of total loan originations. Commercial loans totaled $17.1 million and represented 2.8% of total loans at December 31, 2008 compared to $17.3 million, or 3.3% of total loans, at December 31, 2007.

Table 1: Loan Portfolio Analysis

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family residential	$464,731	78.2%	$408,145	77.3%	$316,567	72.9%	$294,296	71.3%	$247,610	72.5%
Commercial and multi-family	42,612	7.2	33,319	6.3	32,662	7.5	28,725	7.0	26,483	7.8

Total real estate—mortgage loans	507,343	85.4	441,464	83.6	349,229	80.5	323,021	78.3	274,093	80.3
Real estate—construction:
Residential	7,858	1.3	5,099	1.0	6,983	1.6	12,230	3.0	5,035	1.5
Commercial	1,021	0.2	5,143	1.0	6,804	1.6	11,019	2.6	7,719	2.2

Total real estate—construction loans	8,879	1.5	10,242	1.9	13,787	3.2	23,249	5.6	12,754	3.7
Commercial	17,111	2.8	17,324	3.3	16,825	3.9	16,582	4.0	14,111	4.1
Consumer:
Home equity	60,020	10.1	58,084	11.0	53,179	12.3	48,537	11.8	39,264	11.5
Other	957	0.2	972	0.2	938	0.2	1,135	0.3	1,244	0.4

Total consumer loans	60,977	10.3	59,056	11.2	54,117	12.5	49,672	12.1	40,508	11.9

Total loans	594,310	100.0%	528,086	100.0%	433,957	100.0%	412,524	100.0%	341,466	100.0%

Net deferred loan costs (fees)	2,826		2,279		1,435		1,234		585
Allowance for loan losses	(2,684)		(2,307)		(2,050)		(1,753)		(1,466)

Loans, net	$594,452		$528,058		$433,342		$412,005		$340,585

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$70	$8,372	$6,485	$502	$15,429
More than one to five years	7,151	507	6,625	5,606	19,889
More than five years	500,121	—	4,002	54,868	558,991

Total	$507,342	$8,879	$17,112	$60,976	$594,311

Interest rate terms on amounts due after one year:
Fixed-rate loans	$407,261	$469	$2,813	$40,616	$451,159
Adjustable-rate loans	100,011	38	7,814	19,858	127,721

Total	$507,272	$507	$10,627	$60,474	$578,880

Table 3: Loan Origination, Purchase and Sale Activity

	2008	2007	2006	2005	2004
	(In thousands)
Total loans, net, at beginning of period	$528,058	$433,342	$412,005	$340,585	$301,778

Loans originated:
Real estate—mortgage	108,797	111,987	56,206	83,868	63,872
Real estate—construction	14,117	13,145	13,375	24,215	18,226
Commercial	13,308	8,502	8,598	16,458	14,802
Consumer	23,860	27,973	28,311	34,322	30,583

Total loans originated	160,082	161,607	106,490	158,863	127,483

Loans purchased	4,379	12,668	76	1,999	464

Deduct:
Real estate loan principal repayments	62,778	49,109	52,911	50,658	60,685
Loan sales	—	—	—	—	—
Other repayments	35,460	31,037	32,222	39,146	28,235

Total loan repayments	98,238	80,146	85,133	89,804	88,920

Increase (decrease) due to deferred loan fees and allowance for loan losses	171	587	(96)	362	(220)

Net increase in loan portfolio	66,394	94,716	21,337	71,420	38,807

Total loans, net, at end of period	$594,452	$528,058	$433,342	$412,005	$340,585

Securities. At December 31, 2008, our securities portfolio represented 5.5% of total assets, compared to 9.4% at December 31, 2007. Investment securities decreased $13.0 million to $9.3 million at December 31, 2008 from $22.3 million at December 31, 2007 as the result of the sale of mutual funds totaling $7.6 million and the call of municipal securities of $1.1 million. In addition, we realized OTTI charges on two pooled trust preferred securities, totaling $1.9 million, and a $300,000 OTTI charge on previous holdings of mutual funds, and had a significant increase in the unrealized market value loss position due primarily to the turbulent market conditions in the second half of 2008. Mortgage-backed securities decreased by $8.5 million to $28.1 million at December 31, 2008 from $36.6 million at December 31, 2007 due to maturities and repayments of principal. Overall, investments decreased $21.5 million, or 36.5%, in the year ended December 31, 2008 as we funded increased loan demand with the proceeds from sales, maturities and principal paydowns.

Table 4: Investment Securities

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$1,058	$992	$1,199	$1,200	$1,359	$1,319
Mortgage-backed	23,628	24,004	31,934	31,986	39,609	39,105
Corporate debt	9,273	6,352	11,194	10,231	11,357	11,461
Municipal	1,912	1,929	2,957	2,994	2,955	3,009

Total debt securities	35,871	33,277	47,284	46,411	55,280	54,894
Equity securities and mutual funds	3	14	8,012	7,848	8,012	7,971

Total securities available for sale	35,874	33,291	55,296	54,259	63,292	62,865

Securities held to maturity:
Mortgage-backed	4,101	4,189	4,657	4,612	5,266	5,152
Municipal	13	13	—	—	—	—

Total securities held to maturity	4,114	4,202	4,657	4,612	5,266	5,152

Total	$39,988	$37,493	$59,953	$58,871	$68,558	$68,017

At December 31, 2008, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2008. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2008, mortgage-backed securities with adjustable rates totaled $5.6 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	At December 31, 2008
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$—	—	$1,058	4.02%	$—		$—	—	$1,058	4.02%
Mortgage-backed	—	—	600	4.23%	2,199	4.53%	20,830	5.28%	23,629	5.18%
Corporate debt	—	—	—	—	1,000	3.95%	8,273	5.70%	9,273	5.52%
Municipal	—	—	—	—	—		1,912	6.91%	1,912	6.91%

Total securities available for sale	—	—	1,658	4.10%	3,199	4.35%	31,015	5.49%	35,872	5.33%

Securities held to maturity:
Municipal	13	4.55%	—	—	—	—	—	—	13	4.55%
Mortgage-backed	—	—	—	—	1	9.47%	4,100	5.26%	4,101	5.26%

Total held to maturity debt securities	13	4.55%	—	—	1	9.47%	4,100	5.26%	4,114	5.26%

Total	$13	4.55%	$1,658	4.10%	$3,200	4.35%	$35,115	5.47%	$39,986	5.32%

Deposits. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2008 and 2007, there were approximately $66.8 million and $64.8 million of such deposits.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $40.7 million, or 9.8%, in 2008. The change in deposits consisted of increases in demand deposits of $7.3 million, savings accounts of $2.9 million and time deposits of $30.5 million.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 55.6% of total deposits at December 31, 2008, compared to 58.6% in 2007.

Table 6: Deposits

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$49,828	10.9%	$26,809	6.5%	$35,224	8.4%
Interest-bearing demand deposits	148,394	32.5	164,061	39.5	170,114	40.8
Savings accounts	55,402	12.2	52,502	12.6	61,616	14.8
Time deposits	202,331	44.4	171,859	41.4	150,070	36.0

Total	$455,955	100.0%	$415,231	100.0%	$417,024	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

At December 31, 2008
Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$21,794
Over three through six months	14,244
Over six through twelve months	40,006
Over twelve months	12,794

Total	$88,838

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB advances	$149,190	$120,230	$54,000
Securities sold under agreements to repurchase	8,000	8,500	18,570
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$132,681	$73,462	$41,415
Securities sold under agreements to repurchase	5,158	7,647	10,734
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	3.93%	4.31%	4.22%
Securities sold under agreements to repurchase	4.31	5.42	5.27
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$133,800	$120,230	$54,000
Securities sold under agreements to repurchase	—	8,000	7,090
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	3.56%	4.17%	4.18%
Securities sold under agreements to repurchase	—	5.28	5.38
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances increased $13.6 million at December 31, 2008 from December 31, 2007. These advances mature starting in 2009 through 2017. All $13.6 million of the increase in advances was used to fund increases in loan demand.

Securities sold under agreements to repurchase decreased $8.0 million during 2008. At December 31, 2008, the Company had no securities sold under agreements to repurchase.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Table 9: Overview of 2008, 2007 and 2006

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Net income	$2,929	$2,791	$3,149	4.9%	(11.4)%
Return on average assets	0.44%	0.47%	0.56%	(6.4)	(16.1)
Return on average equity	4.55%	4.42%	5.08%	2.9	(13.0)
Average equity to average assets	9.69%	10.74%	11.10%	(9.4)	(3.2)

2008 vs. 2007. Net income increased $139,000, or 4.9%, in 2008 to $2.9 million. Net interest income increased $3.7 million, or 24.4%, in 2008 from 2007 while non-interest income decreased $2.1 million, or 80.0%, to $533,000 due primarily to other than temporary impairment charges of investment securities of $2.2 million in 2008. Other expenses increased $1.2 million, or 9.1%, to $14.3 million in 2008 from 2007 due primarily to increased costs associated with the opening of a new branch, increases in FDIC insurance, occupancy, data processing and salary expenses. Income taxes increased $153,000, or 9.3%, in 2008 from 2007 due primarily from increased taxable income.

2007 vs. 2006. Net income decreased $358,000, or 11.4%, in 2007 to $2.8 million. Net interest income decreased $81,000, or 0.5%, in 2007 from 2006 while non-interest income increased $290,000, or 12.4%, to $2.6 million. Other expenses increased $263,000, or 2.1%, to $13.1 million in 2007 from 2006 due primarily to cost associated with the opening of a new branch. Income taxes increased $343,000, or 26.5%, in 2007 from 2006 due primarily from reduced deferred taxes in 2006.

Net Interest Income.

2008 vs. 2007. Net interest income increased $3.7 million, or 24.4%, to $18.8 million for 2008 from $15.1 million in 2007. The increase in net interest income for 2008 was primarily attributable to interest earned on a higher volume of interest-earning loans and a lower costs of deposits partially offset by an increase in interest paid on borrowings.

Total interest and dividend income increased $3.3 million, or 10.1%, to $35.9 million for 2008, as growth in interest income was enhanced by an increase in the average balance of loans partially offset by a decrease in the yield on earnings assets. Interest income on loans increased $4.8 million, or 17.1%, in 2008 as the average balance of the portfolio grew $95.7 million, or 20.4%, offset by the average yield decrease of 16 basis points to 5.84%. The decrease in the average yield was the result of lower rates on new loans originated. Declining balances offset by a higher yield in the investment portfolio accounted for the 24.6% decrease of $950,000 in interest income on investment securities in 2008. The average balance of the investment portfolio decreased

$18.4 million, or 28.4%, in 2008, while the average yield increased 32 basis points to 6.30% as a result of higher rates earned on the remainder of the portfolio. The average balance of other interest-earning assets decreased $8.8 million while the yield decreased 312 basis points due to a sharp decline in short term rates accounting for the decrease in income of $561,000.

Total interest expense decreased $388,000, or 2.2%, to $17.1 million for 2008 as a decline in interest paid on deposits of $2.2 million was offset by an increase of $1.8 million in interest paid on borrowings. The average balance of interest-bearing deposits decreased $2.0 million, or 0.5%, in 2008 due to decreases of $22.3 million in the average balance of interest-bearing checking and $3.5 million in the average balance of savings accounts offset by increases in the average balance of certificates of deposit of $23.8 million. The decrease in the average balance interest-bearing of checking accounts during 2008 was due primarily to the Company modifying a group of $31.8 million of checking products to non-interest bearing. The average interest rate paid on deposits decreased 56 basis points as a result of the prevailing lower interest rate environment during 2008. Interest paid on borrowings increased in 2008 as an increase in the average balance of borrowings of $56.7 million was offset by a lower average interest rate paid of 68 basis points. The increase in borrowed money was used to fund the increased loan demand in 2008.

2007 vs. 2006. Net interest income decreased $81,000, or 0.5%, to $15.1 million for 2007 from $15.2 million in 2006. The decrease in net interest income for 2007 was primarily attributable to a higher cost of deposits partially offset by a higher yield and a higher volume of interest-earning assets.

Total interest and dividend income increased $2.8 million, or 9.3%, to $32.6 million for 2007, as growth in interest income was enhanced by an increase in the average balance of loans and an increase in the yield on earning assets. Interest income on loans increased $2.9 million, or 11.5%, in 2007 as the average balance of the portfolio grew $43.3 million, or 10.2%, while the average yield increased 7 basis points to 6.00%. The increase in the average yield was the result of higher rates on new loans originated and an increase in rate on adjustable rate loans in the portfolio. Declining balances offset by a higher yield in the investment portfolio accounted for the 2.6% decrease in interest income on investment securities of $102,000 from 2006. The average balance of the investment portfolio decreased $14.3 million, or 18.1%, in 2007, while the average yield increased 95 basis points to 5.98% as a result of higher short term market rates.

Total interest expense increased $2.9 million, or 19.6%, to $17.5 million for 2007 as deposit and borrowing costs increased. The average balance of interest-bearing deposits increased $3.6 million, or 0.9%, in 2007 due to growth in certificates of deposit offset by decreases in both checking and savings accounts. The average interest rate paid on deposits increased 38 basis points as a result of the prevailing high interest rate environment during 2007 and the growth in higher cost certificates of deposit. During 2007, we experienced higher costs on demand deposits tied to treasury bills and a shift of deposits from lower-cost savings accounts to higher-cost certificates of deposit. Interest paid on borrowings increased in 2007 as an increase in the average balance of borrowings of $29.0 million was offset by a lower average interest rate paid of 31 basis points. The increase in borrowed money was used to fund the increased loan demand in 2007.

Table 10: Net Interest Income—Changes Due to Rate and Volume

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)
Interest and dividend income:
Loans receivable	$5,582	$(770)	$4,812	$2,627	$267	$2,894
Investment securities	(1,148)	198	(950)	(914)	811	(103)
Other interest-earning assets	(307)	(254)	(561)	181	(192)	(11)

Total interest-earning assets	4,127	(826)	3,301	1,894	886	2,780
Interest expense:
Deposits	(62)	(2,175)	(2,237)	86	1,509	1,595
FHLB advances	2,292	(251)	2,041	110	1,309	1,419
Securities sold under agreements to repurchase	(60)	(132)	(192)	(168)	16	(152)
Subordinated debt	–	–	–	–	–	–

Total interest-bearing liabilities	2,170	(2,558)	(388)	28	2,834	2,862

Net change in interest income	$1,957	$1,732	$3,689	$1,866	$(1,948)	$(82)

Provision for Loan Losses.

2008 vs. 2007. Provision for loan losses increased $112,000 to $373,000 in 2008 from $261,000 in 2007. The provision for loan losses was primarily to maintain an allowance level deemed appropriate by management which includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors such as the level of nonperforming loans and the current market conditions. The larger provision in 2008 reflected growth in the loan portfolio.

2007 vs. 2006. Provision for loan losses decreased $39,000 to $261,000 in 2007 from $300,000 in 2006. An increase in real estate mortgages, which have a lower loss factor, and a small increase in combined balances of construction, consumer and commercial mortgage and business loans, which carry a higher risk of default, was offset by stable performing assets with lower delinquencies.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Service charges	$1,719	$1,641	$1,531	4.8%	7.2%
Cash surrender value of life insurance	425	368	261	15.5	41.0%
Loss on sale of AFS securities	(50)	—	—	N/M	N/A
Impairment charge on AFS securities	(2,235)	—	—	N/M	N/A
Other	674	613	539	10.0	13.7

Total	$533	$2,622	$2,331	(79.7)%	12.5%

2008 vs. 2007. Total other income decreased $2.1 million, or 80.0%, in 2008 from 2007 due primarily to other than temporary impairment charges of investment securities of $2.2 million in 2008 offset by increases in service charges, income on the cash surrender value of bank-owned life insurance and fees collected on deposit accounts and debit card commissions.

2007 vs. 2006. Total other income increased $291,000, or 12.5%, in 2007 from 2006 due to higher service charge fees collected on deposit accounts and increases from debit card commissions, both of which were due to higher customer usage of those services. In addition, income on the cash surrender value of bank-owned life insurance increased with the purchase of additional policies.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Salaries and employee benefits	$8,264	$7,557	$7,626	9.4%	(0.9)%
Occupancy and equipment	3,215	2,899	2,715	10.9	6.8
FDIC deposit insurance	121	50	54	142.0	(7.6)
Advertising	436	444	425	(1.8)	4.5
Professional services	687	661	594	3.9	11.3
Supplies	196	185	223	5.9	(17.0)
Telephone	129	112	105	15.2	6.7
Postage	144	140	136	2.9	2.9
Charitable contributions	126	122	116	3.3	5.2
Insurance	139	143	142	(2.8)	0.7
All other	808	756	670	6.9	12.8

Total	$14,265	$13,069	$12,806	9.2%	2.1%

2008 vs. 2007. Total other expenses increased $1.2 million, or 9.2%, to $14.3 million in 2008 compared to $13.1 million in 2007. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2008 accounted for $131,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits increased $654,000 primarily due to increases in salary and employee benefits. FDIC insurance cost increases $72,000 on higher premiums. Occupancy, equipment and data processing expenses increased $253,000. Professional services and other operating expenses accounted for the remaining $90,000 increase due to normal activity.

2007 vs. 2006. Total other expenses increased $263,000, or 2.1%, to $13.1 million in 2007 compared to $12.8 million in 2006. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2006 accounted for $343,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits decreased $289,000 primarily due to higher credits of deferred personnel costs due to higher loan volume in 2007 compared to 2006. Occupancy and equipment, advertising, professional services and other operating expenses accounted for the remaining $208,000 increase due to normal activity.

Income Taxes.

2008 vs. 2007. Income tax expense was $1.8 million for 2008 compared to $1.6 million for 2007. The effective tax rate for 2008 was 38.0% compared to 37.0% for 2007. The increase was primarily due to an increase in taxable income for the year ended 2008 compared to 2007 and higher state income taxes as a result of non-deductible expenses related to impairment of securities. We recorded a reduction of $122,000 in 2008 of a tax valuation allowance for charitable contributions carryover deduction resulting from an increase in actual taxable income over prior projections.

2007 vs. 2006. Income tax expense was $1.6 million 2007 compared to $1.3 million for 2006. The effective tax rate for 2007 was 37.0% compared to 29.2% for 2006. The increase is primarily due to our change in policy regarding the tax treatment of bank owned life insurance during 2006. In 2007, we recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in 2004. We determined that, based on our assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

Table 13: Average Balance Tables

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$564,285	$32,930	5.84%	$468,608	$28,118	6.00%	$425,262	$25,224	5.93%
Investment securities	46,338	2,919	6.30	64,718	3,870	5.98	78,981	3,973	5.03
Other interest-earning assets	3,361	70	2.09	12,120	631	5.21	12,641	642	5.08

Total interest-earning assets	613,984	35,919	5.85	545,446	32,619	5.98	516,884	29,839	5.77

Noninterest-earning assets	47,983			42,982			40,978

Total assets	$661,967			$588,428			$557,862

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$155,999	2,403	1.54%	$178,253	4,607	2.58%	$174,050	4,080	2.34
Savings accounts	53,904	597	1.11	57,362	641	1.12	69,578	793	1.14
Certificates of deposit	179,479	7,321	4.08	155,725	7,310	4.69	144,130	6,090	4.23

Total interest-bearing deposits	389,382	10,321	2.65	391,340	12,558	3.21	387,758	10,963	2.83
FHLB advances	132,681	5,209	3.93	73,462	3,168	4.31	41,415	1,749	4.22
Securities sold under agreements to repurchase	5,158	222	4.31	7,647	414	5.42	10,734	566	5.27
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67

Total borrowings	153,303	6,772	4.42	96,573	4,923	5.10	67,613	3,656	5.41

Total interest-bearing liabilities	542,685	17,093	3.15	487,913	17,481	3.58	455,371	14,620	3.21

Noninterest-bearing demand accounts	47,372			31,471			35,728
Other	7,513			5,852			4,816

Total liabilities	597,570			525,236			495,915

Retained earnings	64,397			63,192			61,947

Total liabilities and retained earnings	$661,967			$588,428			$557,862

Net interest income		$18,826			$15,138			$15,219

Interest rate spread			2.70%			2.40%			2.56%
Net interest margin			3.07%			2.78%			2.94%
Average interest-earning assets to average interest-bearing liabilities	113.14%			111.79%			113.51%

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. Generally, when the loan becomes 60 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. Generally, when the loan becomes 90 days past due, we commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. When a loan becomes 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming assets totaled $2.0 million, or 0.29% of total assets, at December 31, 2008, which was an increase of $1.7 million from December 31, 2007. Nonaccrual loans accounted for all nonperforming assets at December 31, 2008. At December 31, 2008, nonaccrual loans were comprised of $1.9 million in mortgage loans and $100,000 in consumer loans.

Table 14: Nonperforming Assets

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Real estate—mortgage loans	$1,861	$295	$415	$91	$—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	112	1	116	7	4

Total	1,973	296	531	98	4
Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	1,973	296	531	98	4
Real estate owned	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	1,973	296	531	98	4
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,973	$296	$531	$98	$4

Total nonperforming loans to total loans	0.33%	0.06%	0.12%	0.02%	N/M
Total nonperforming loans to total assets	0.29%	0.05%	0.09%	0.02%	N/M
Total nonperforming assets and troubled debt restructurings to total assets	0.29%	0.05%	0.09%	0.02%	N/M

N/M—not measurable as nonperforming loans are not material enough to allow for meaningful calculations.

Interest income that would have been recorded for the year ended December 31, 2008 had nonaccruing loans been current according to their original terms amounted to $57,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2008.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Classified assets increased to $6.0 million at December 31, 2008 from $2.7 million at December 31, 2007. The increase in classified assets reflects the addition of $2.1 million in mortgage loans, $1.0 million in commercial mortgage loans and $200,000 in consumer loans.

Table 15: Classified Assets

	At December 31,
	2008	2007	2006
	(In thousands)
Special mention assets	$621	$1,226	$739
Substandard assets	5,361	1,455	1,019
Doubtful and loss assets	46	—	—

Total classified assets	$6,028	$2,681	$1,758

Table 16: Loan Delinquencies(1)

	At December 31,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$1,277	$—	$386	$—	$166	$278
Commercial loans	—	—	—	—	—	—
Consumer loans	215	138	46	5	160	—

Total	$1,492	$138	$432	$5	$326	$278

(1) Excludes loans that are on nonaccrual status.

At each of the dates in the above table, delinquent mortgage loans consisted primarily of loans secured by residential real estate.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for impaired or collateral-dependent loans; (2) a general valuation allowance on identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. See “Critical Accounting Policies, Judgements and Estimates” and note 5 of the notes to the consolidated financial statements for additional information on the determination of the allowance for loan losses.

At December 31, 2008, our allowance for loan losses represented 0.45% of total net loans. The allowance for loan losses increased to $2.7 million at December 31, 2008 from $2.3 million at December 31, 2007 due to additions of $373,000 to the provision for loan losses offset by recoveries of $4,000. The provision for loan losses in 2008 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial real estate loans and consumer loans. The loss factors used to calculate the allowance in December 31, 2008 from December 31, 2007 were increase by 2.3 basis points due to general economic conditions. At December 31, 2008, the specific allowance on impaired or collateral-dependent loans was zero as no loans were deemed impaired. The general valuation allowance for identified problem loans was $34,000 and the general valuation allowance on the remainder of the loan portfolio was $2.65 million.

At December 31, 2007, our allowance for loan losses represented 0.44% of total gross loans. The allowance for loan losses increased to $2.3 million at December 31, 2007 from $2.1 million at December 31, 2006 due additions to the provision for loan losses of $261,000 offset by net charge-offs of $4,000. The provision for loan losses in 2007 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial real estate loans and consumer loans. There was no change in the loss factors used to calculate the allowance in December 31, 2007 from December 31, 2006. At December 31, 2007, the specific allowance on impaired or collateral-dependent loans was zero as no loans were deemed impaired. The general valuation allowance for identified problem loans was $36,000 and the general valuation allowance on the remainder of the loan portfolio was $2.3 million.

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage loans	$1,693	63.1%	85.3%	$1,387	60.1%	83.6%	$1,158	56.5%	80.5%
Real estate—construction loans	39	1.5	1.5	64	2.8	1.9	202	9.9	3.2
Commercial	605	22.5	2.9	528	22.9	3.3	388	18.9	3.9
Consumer	347	12.9	10.3	328	14.2	11.2	302	14.7	12.4

Total allowance for loan losses	$2,684	100.0%	100.0%	$2,307	100.0%	100.0%	$2,050	100.0%	100.0%

	At December 31,
	2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate—mortgage loans	$974	55.6%	78.3%	$909	62.0%	80.3%
Real estate—construction loans	204	11.6	5.7	113	7.7	3.7
Commercial	388	22.1	4.0	285	19.4	4.1
Consumer	187	10.7	12.0	159	10.9	11.9

Total allowance for loan losses	$1,753	100.0%	100.0%	$1,466	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$2,307	$2,050	$1,753	$1,466	$1,116

Provision for loan losses	$373	$261	$300	$300	$360
Charge-offs:
Real estate-mortgage loans	—	—	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	8	9	18	16

Total charge-offs	—	8	9	18	16
Recoveries:
Real estate-mortgage loans	—	—	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	1
Consumer loans	3	4	6	5	5

Total recoveries	3	4	6	5	6

Net (recoveries) charge-offs	(3)	4	3	13	10

Allowance at end of period	$2,683	$2,307	$2,050	$1,753	$1,466

Allowance to nonperforming loans	136.0%	779.9%	385.3%	N/M	N/M
Allowance to total loans outstanding at the end of the period	0.45%	0.44%	0.47%	0.42%	0.43%
Net charge-offs (recoveries) to average loans outstanding during the period	N/M	N/M	N/M	N/M	N/M

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In recent years, our net charge-offs have been low, with most charge-offs relating to consumer loans. We believe that our strict underwriting standards and, prior to 2007, a prolonged period of rising real estate values in our market area has been the primary reason for the absence of charged-off real estate loans.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. We have adopted an interest rate risk action plan pursuant to which we manage our interest rate risk. Under this plan, we have: periodically sold fixed-rate mortgage loans; extended the maturities of our borrowings; increased commercial lending, which emphasizes the origination of shorter term, prime-based loans; emphasized the generation of core deposits, which provides a more stable, lower cost funding source; and structured our investment portfolio to include more liquid securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2008 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.59)%	0.27%
100 basis point decrease in rates	(22.41)%	(13.21)%

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 100 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12-month if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be adversely affected (within our internal guidelines) in both the 12- and 24-month periods.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: NPV Analysis

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$47,036	$(24,176)	(34)%	7.16%	(309	) bp
200	63,954	(7,258)	(10)	9.48	(77)
100	71,502	291	0	10.40	15
50	71,810	598	1	10.38	13
0	71,212			10.25
(50)	68,787	(2,425)	(3)	9.88	(37)
(100)	64,472	(6,740)	(9)	9.26	(99)

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

Liquidity Management. The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, the purchase of investment securities, deposit withdrawals, repayment of borrowings and operating expenses. Our ability to meet our current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of clients and manage risk, we engage in liquidity planning and management.

Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $8.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $20.3 million at December 31, 2008. In addition, at December 31, 2008, we had the ability to borrow an additional $195.2 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $25.8 million. On that date, we had overnight advances of $3.8 million outstanding.

At December 31, 2008, we had $54.1 million in commitments outstanding, which included $7.8 million in undisbursed construction loans, $23.8 million in unused home equity lines of credit and $8.3 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2008 totaled $161.8 million, or 80.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	At December 31, 2008
	Amount of Commitment Expiration - Per Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Commitments to originate loans	$13,461	$13,461	$—	$—	$—
Unused portion of home equity lines of credit	23,760	191	150	903	22,516
Unused portion of commercial lines of credit	8,333	6,075	1,536	575	147
Unused portion of commercial letters of credit	726	726	—	—	—
Undisbursed portion of contruction loans in process	7,791	7,360	431	—	—

Total	$54,071	$27,813	$2,117	$1,478	$22,663

Table 22: Contractual Obligations

	At December 31, 2008
	Total	Payments due by period
		Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Short-term debt obligations	$3,800	$3,800	$—	$—	$—
Long-term debt obligations	189,402	6,073	12,146	12,162	159,021
Time deposits	202,331	161,841	33,611	3,837	3,042
Operating lease obligations(1)	299	141	158	—	—

Total	$395,832	$171,855	$45,915	$15,999	$162,063

(1)	Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, Federal Home Loan Bank advances and reverse repurchase agreements. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Investing activities:
Loan originations, net of repayments	$62,940	$82,686	$21,876
Securities purchased	13	5,956	11,290
Loans purchased	4,379	12,668	76
Financing activities:
(Decrease) increase in deposits	$40,724	$(1,793)	$110
Increase in FHLB advances	13,570	66,230	27,000
Increase (decrease) in securities sold under agreements to repurchase	(8,000)	910	(11,370)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Management’s current strategy is to grow capital internally at levels sufficient for achieving our internal growth projections while managing its operating and financial risks. The principal components of the strategy are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and capital securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit, and maintain sufficient capital for safe and sound operations. As a result of recent market disruptions, the availability of capital, principally to financial services companies, has become significantly restricted. While some companies have been successful in raising additional capital, the cost of the capital has been substantially higher than the prevailing market rates prior to the market volatility. Management cannot predict when or if the markets will return to more favorable conditions. We continue to assess our capital needs, and are currently in the process of raising capital through the second step conversion.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements.

For the years ended December 31, 2008 and 2007, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to the consolidated financial statements included in this Form 10-K.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 30, 2009

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
ASSETS
Cash and amounts due from depository institutions	$8,530,159	$9,540,392
Federal funds sold	—	—

Cash and cash equivalents	8,530,159	9,540,392
Investment securities held to maturity estimated fair value—December 2008 $12,580; December 2007, $0	12,580	—
Investment securities available for sale amortized cost—2008, $12,245,630; 2007, $23,362,218	9,287,112	22,272,694
Mortgage-backed securities held to maturity estimated fair value—2008 $4,189,477; 2007, $4,612,137	4,101,889	4,656,553
Mortgage-backed securities available for sale amortized cost—2008 $23,628,076; 2007, $31,934,295	24,003,562	31,986,083
Loans—net of allowance for loan losses of $2,683,956 and $2,307,225 at December 31, 2008 and 2007	594,452,171	528,057,505
Accrued interest receivable:
Loans	2,165,345	2,067,470
Mortgage-backed securities	115,793	162,095
Investment securities	211,741	414,532
Federal Home Loan Bank stock—at cost	7,095,100	6,518,500
Office properties and equipment—net	11,785,068	9,621,383
Prepaid expenses and other assets	3,512,638	2,582,282
Cash surrender value of life insurance	10,859,714	10,433,849
Deferred tax asset	2,340,860	1,209,248

TOTAL ASSETS	$678,473,732	$629,522,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$49,827,698	$26,809,176
Interest bearing deposits	406,127,306	388,421,582
Advances from Federal Home Loan Bank	133,800,000	120,230,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	—	8,000,000
Advances from borrowers for taxes and insurance	3,148,335	2,832,905
Accrued interest payable	1,150,421	1,204,878
Other liabilities	4,569,113	3,512,931

Total liabilities	614,086,873	566,475,472

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,323,374 and 8,362,080 shares outstanding at December 31, 2008 and 2007	87,627	87,627
Additional paid in capital	38,516,037	37,968,848
Retained earnings—partially restricted	35,517,684	33,572,429
Treasury stock—at cost: 439,368 and 400,662 shares at December 31, 2008 and 2007	(5,332,015)	(4,939,626)
Common stock acquired by employee benefit plans	(2,289,990)	(2,518,990)
Deferred compensation plans trust	(485,037)	(460,147)
Accumulated other comprehensive loss	(1,627,447)	(663,027)

Total stockholders’ equity	64,386,859	63,047,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,473,732	$629,522,586

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$32,930,014	$28,117,993	$25,223,680
Taxable interest on mortgage-backed securities	1,592,325	1,985,201	1,800,582
Non-taxable interest on municipal securities	93,747	144,999	202,960
Taxable interest and dividends on investments securities	1,303,539	2,370,736	2,611,463

Total interest and dividend income	35,919,625	32,618,929	29,838,685

INTEREST EXPENSE:
Deposits	10,321,483	12,558,336	10,963,333
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	6,771,839	4,922,540	3,656,267

Total interest expense	17,093,322	17,480,876	14,619,600

NET INTEREST INCOME	18,826,303	15,138,053	15,219,085
PROVISION FOR LOAN LOSSES	373,300	260,575	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,453,003	14,877,478	14,919,085

OTHER INCOME:
Service charges	1,718,873	1,641,233	1,531,754
Cash surrender value of life insurance	425,865	368,402	261,353
Loss on sale of securities	(50,251)	—	—
Impairment charge on AFS securities	(2,235,365)	—	—
Other	674,037	612,095	538,568

Total other income	533,159	2,621,730	2,331,675

OTHER EXPENSES:
Salaries and employee benefits	8,264,149	7,557,094	7,626,087
Occupancy and equipment	3,215,439	2,898,881	2,715,245
Federal insurance premiums	121,304	49,717	53,814
Advertising	436,265	443,972	425,114
Professional services	686,986	661,336	593,970
Charitable contributions	125,586	122,124	115,587
Other operating expenses	1,415,022	1,336,132	1,276,414

Total other expenses	14,264,751	13,069,256	12,806,231

INCOME BEFORE INCOME TAXES	4,721,411	4,429,952	4,444,529

INCOME TAXES:
Current	2,342,910	1,321,698	2,127,636
Deferred	(550,734)	317,740	(831,676)

Total income taxes	1,792,176	1,639,438	1,295,960

NET INCOME	$2,929,235	$2,790,514	$3,148,569

Earnings per share basic	$0.37	$0.34	$0.38
Earnings per share diluted	$0.36	$0.34	$0.37

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,345	$0	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income	—	—	3,148,569	—	—	—	—	3,148,569
Other comprehensive loss—
Unrealized holding gain arising during the period (net of tax of $80,310)	—	—	—	—	—	—	109,524	109,524

Comprehensive income:								3,258,093
Reclassification upon adoption of SFAS 123 (R)	—	(1,821,490)	—	—	1,821,490	—	—	—
Purchase of treasury stock	—	—	—	(2,190,882)	—	—	—	(2,190,882)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Excess of fair value above cost of ESOP shares committed to be released	—	57,021	—	—	—	—	—	57,021
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	274,388	—	—	—	—	—	274,388
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(42,813)	—	(42,813)

BALANCE—December 31, 2006	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514

Comprehensive income:
Net income	—	—	2,790,514	—	—	—	—	2,790,514
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $<219,909>)	—	—	—	—	—	—	(399,600)	(399,600)

Comprehensive income:								2,390,914
Purchase of treasury stock	—	—	—	(2,748,744)	—	—	—	(2,748,744)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	9,147	—	—	—	—	—	9,147
Excess of fair value above cost of ESOP shares committed to be released	—	46,144	—	—	—	—	—	46,144
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	216,440	—	—	—	—	—	216,440
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(43,726)	—	(43,726)

BALANCE— December 31, 2007	$87,627	$37,968,848	$33,572,428	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,027)	$63,047,114

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—Continued

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
Cumulative Effect of the adoption of EITF 06-4	—	—	(486,111)	—	—	—	—	(486,111)

Comprehensive income:
Net income	—	—	2,929,235	—	—	—	—	2,929,235
Other comprehensive loss—
Reclassification adjustment for OTTI impairment (net of tax of 778,614)	—	—	—	—	—	—	1,456,751	1,456,751
Unrealized holding loss arising during the period (net of tax of ($1,359,492))	—	—	—	—	—	—	(2,421,171)	(2,421,171)

Comprehensive income:								1,964,815

Purchase of treasury stock	—	—	—	(392,389)	—	—	—	(392,389)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	(9,148)	—	—	—	—	—	(9,148)
Excess of fair value above cost of ESOP shares committed to be released	—	(13,969)	—	—	—	—	—	(13,969)
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	172,881	—	—	—	—	—	172,881
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(24,891)	—	(24,891)
Current Year Dividends Declared	—	—	(535,654)	—	—	—	—	(535,654)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	37,786	—	—	—	—	37,786

BALANCE— December 31, 2008	$87,627	$38,516,037	$35,517,684	$(5,332,015)	$(2,289,990)	$(485,037)	$(1,627,447)	$64,386,859

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$2,929,235	$2,790,514	$3,148,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489,199	1,425,613	1,205,988
Provision for loan losses	373,300	260,575	300,000
Deferred income taxes	(550,734)	317,740	(831,676)
Stock based compensation expense	776,189	898,157	957,834
Impairment charge on AFS securities	2,235,365	—	—
Gain on call of AFS securities	(3,791)	—	—
Loss on sale of AFS securities	54,040	—	—
Loss on disposal of office properties and equipment	—	479	619
Cash surrender value of life insurance	(425,865)	(368,402)	(261,353)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	151,218	(378,926)	(52,838)
Prepaid expenses and other assets	(930,356)	3,601	526,266
Accrued interest payable	(54,457)	300,673	69,083
Other liabilities	570,071	642,100	466,589

Net cash provided by operating activities	6,613,414	5,892,124	5,529,081

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	7,184,202	7,605,065	7,999,728
Mortgage-backed securities held to maturity	553,385	605,852	687,526
Loans originated, net of repayments	(62,936,661)	(82,686,474)	(21,875,712)
Purchases of:
Loans receivable	(4,378,803)	(12,667,798)	(76,471)
Mortgage-backed securities held to maturity	—	—	(788,431)
Investment securities held to maturity	(26,012,580)	(2,955,673)	(523,429)
Investment securities available for sale	—	(3,000,000)	(9,977,986)
Federal Home Loan Bank stock	(11,568,500)	(4,325,700)	(1,743,600)
Office properties and equipment	(3,063,234)	(315,061)	(2,588,650)
Life insurance contracts	—	(2,465,000)	—
Proceeds from sales of:
Federal Home Loan Bank stock	10,991,900	1,288,100	885,500
Investment securities available for sale	8,692,570	—	—
Proceeds from maturities of:
Investment securities held to maturity	26,000,000	3,018,000	5,081,031
Investment securities available for sale	141,664	3,159,329	23,685,686
Mortgage-backed securities available for sale	1,077,883	—	—

Net cash provided by (used in) investing activities	(53,318,174)	(92,739,360)	765,192

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2008	2007	2006
FINANCING ACTIVITIES:
Increase (decrease) in deposits	$40,724,246	$(1,793,493)	$110,349
(Decrease) increase in securities sold under agreements to repurchase	(8,000,000)	910,000	(11,370,000)
Advances from Federal Home Loan Bank, net	13,570,000	66,230,000	27,000,000
Dividends paid	(535,654)	—	—
Purchase of shares by deferred compensation plans trust	(24,891)	(43,727)	(42,813)
Purchase of treasury stock	(392,389)	(2,748,744)	(2,190,882)
Unallocated ESOP dividends applied to ESOP loan	37,785	—	—
Increase in advances from borrowers for taxes and insurance	315,430	476,658	155,922

Net cash provided by financing activities	45,694,527	63,030,694	13,662,576

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,010,233)	(23,816,542)	19,956,849
CASH AND CASH EQUIVALENTS—Beginning of period	9,540,392	33,356,934	13,400,085

CASH AND CASH EQUIVALENTS—End of period	$8,530,159	$9,540,392	$33,356,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$17,147,778	$17,180,204	$14,550,516

Income taxes	$1,794,000	$1,281,000	$1,813,000

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

1. NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is the federally chartered holding company for Ocean City Home Bank (“Bank”), a federally chartered savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank.

On December 21, 2004, the Company completed its initial public offering, issuing a total of 8,762,742 shares of the Company’s common stock, consisting of 4,761,000 shares or 54.3% of total shares to OC Financial MHC, the mutual holding company parent of the Company, 343,499 shares or 3.9% of total shares to the Bank’s Employee Stock Ownership Plan, 166,492 shares or 1.9% of total shares to the Ocean City Home Charitable Foundation, and 3,491,751 shares or 39.8% of total shares to eligible depositors. The Company received $36.8 million of net proceeds in the offering.

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through an eight-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor and Egg Harbor Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

The Bank is subject to regulatory supervision and examination by the Office of Thrift Supervision (the “OTS”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”) which insures its deposits. The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the twelve regional banks that comprise the FHLB System.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements of the Company include the accounts of the Bank and the Bank’s wholly owned subsidiary, Seashore Financial LLC, and are presented in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to the allowance for loan losses, deferred income taxes and the fair value measurements of financial instruments. Actual results could differ from those estimates.

Treasury Stock—Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2008, 171,300 shares had been purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust. The shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which represented approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007 and was completed March 6, 2008 at an average cost of $11.37. Repurchases were conducted through open market purchases. The shares are held in treasury.

Concentration of Credit Risk—The majority of the Company’s loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment and Mortgage-Backed Securities— The Company’s debt securities include both those that are held to maturity and those that are available for sale. The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2008 and 2007, the Company had no unsettled purchases of investment securities. The following provides further information on the Company’s accounting for debt securities:

a. Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method which produces results which approximate the interest method over the estimated remaining term of the underlying security.

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or calls of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold or called. The Company sold $7,642,571 of equity securities in 2008. There were no sales of available for sale securities in 2007 or 2006.

In accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: 1) the length of time and extent to which the fair value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. The securities portfolio as of December 31, 2008 was

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

deemed to include two other-than-temporary impaired (“OTTI”) investments. As a result, the Company recorded an OTTI charge of $1.9 million during the year ended December 31, 2008. Additionally, the company recognized $300 thousand OTTI charge in relation to the equity securities held in the portfolio during the first quarter of 2008, and subsequently sold, as discussed above. The Company did not record any impairment charges during the years ended December 31, 2007 and 2006.

Deferred Loan Fees—The Bank defers all loan origination fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method. Deferred loan fees are recorded as a component of “Loans – net” in the statement of financial condition.

Unearned Discounts and Premiums—Unearned discounts and premiums on loans, investments and mortgage-backed securities purchased are accreted and amortized, respectively, over the estimated life of the related asset. The Bank uses amortization methods which approximate the interest method.

Office Properties and Equipment—Net—Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets as follows: buildings and improvements, ten to thirty nine years or at the lesser of the life of improvement or the lease; furniture and equipment, three to seven years. The costs of maintenance and repairs are expensed as incurred, and renewals and betterments are capitalized.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value or the amount that can be realized in accordance with Emerging Issues Task Force (“EITF”) No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. The Bank is the primary beneficiary of insurance policies on the lives of officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition. The company adopted the provisions of the Emerging Issues Task Force (“EITF”) No. 06-4 The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) on January 1, 2008 related to its endorsement split dollar contracts. See “New Accounting Pronouncements” for the discussion of the impact of the adoption.

Allowance for Loan Losses—An allowance for loan losses is maintained at a level to provide for losses and impairment based upon an evaluation of known and inherent losses in the loan portfolio. Management believes that, to the best of its knowledge, all known and inherent losses in the loan portfolio have been recorded. Management’s evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. Loan impairment is evaluated based on the fair value of the collateral. Any reserves required based on this evaluation are included in the allowance for loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of three elements: (1) specific allowances for impaired or collateral dependant loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures – an amendment of FASB Statement No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Interest payments on impaired loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis.

Loans are considered past due 16 days or more past the due date. Loans are considered delinquent if 30 days or more past due. Loans over 90 days past due are placed on non-accrual status. Payments received on non-accrual loans are applied to principal, interest and escrow on mortgage loans and to accrued interest followed by principal on all other loans. Loans are returned to accrual status when no payment is over 90 days past due. Unsecured loans are charged off when becoming more than 90 days past due. Secured loans are charged off to the extent the loan amount exceeds the appraised value of the collateral when over 90 days past due and management believes the uncollectibility of the loan balance is confirmed.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2008 and 2007.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, additional expenses may be required in future periods. On January 1, 2007, the Company adopted FIN No. 48 and incorporated FIN No. 48 into its existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FIN No. 48.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2008, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Bank recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Servicing assets are measured by allocating the previous carrying amount between the assets sold, if any, based on their relative fair values at the date of the transfer.

In accordance with SFAS No. 140, the Company subsequently evaluates the loan servicing asset for impairment. The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. The value of this asset is recorded as a component of “Prepaid expenses and other assets” in the statement of financial condition.

Earnings Per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price of common shares sold during the period.

Other Comprehensive Income (Loss)—The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Statements of Financial Condition. Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These adjustments are reflected in the consolidated statements of changes in equity.

Stock Based Compensation—In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the Equity Plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. Restricted shares granted under the Equity Plan will vest at the rate of 20% per year over five years. As of December 31, 2008, 102,780 shares have been fully vested, 102,780 shares issued and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2008 and 2007, 34,260 shares were earned each year by participants of the Equity Plan, based on the proportional vesting of the awarded shares. During the years ended December 31, 2008, 2007 and 2006, approximately $397,000 was recognized each year as compensation expense of the Equity Plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plan of which 38,874 options were awarded on November 20, 2007, 24,000 options were awarded on November 21, 2006 and 396,000 options were awarded on August 10, 2005. At December 31, 2008, no options issued in 2007, 1,500 options issued in 2006 and 32,500 options issued in 2005 have been forfeited.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid-in capital of $(1,821,000) from common stock acquired by employee benefit plan trusts. Financial statements for prior periods have not been restated. In the year ended 2008, the application of provisions of SFAS 123(R), as previously adopted, resulted in incremental stock-based compensation expense of $173,000. The incremental stock-based compensation expense caused income before taxes to decrease by $173,000, net income to decrease by $148,000 and diluted earnings per share to decrease by $0.02 per share. As of December 31, 2008, expenses totaling $167,000 remain to be recognized over the next 3.9 years.

Share-based compensation costs prior to January 1, 2006 were recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), had compensation costs been determined based on the fair market value of the stock options consistent with the provisions of SFAS No. 123, the Company’s net income would have decreased net of taxes $97,000 and diluted earnings per share would have decreased $0.01 per share for the year ended December 31, 2005.

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Segment Information—As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

New Accounting Pronouncements—In January 2009, the FASB issued final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance in

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made (for example, December 31, 2008, for a calendar year-end entity). The Company adopted the provisions of the statement as of December 31, 2008 and it did not have an impact on its financial condition or results of operations.

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

In September 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP encourages that the amendments to Statement 133 and Interpretation 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted the provisions of the statement on November 15, 2008 and it did not have an impact on its financial condition or results of operations as it did not change its current practice.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of the statement are effective as of November 15, 2008. The Company adopted the provisions of the statement on November 15, 2008 and it did not have an impact on its financial condition or results of operations as it did not change its current practice.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 did not have an impact on the Company’s financial position or results of operations as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal year ending after December 15, 2006. The impact of this pronouncement and guidance did not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The adoption of this pronouncement did not have an effect on the Company’s financial position or results of operations.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split- dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this guidance effective January 1, 2008 required the Company to record a cumulative-effect retrospective adjustment to retained earnings and offsetting deferred compensation liability of approximately $486,111. The Company previously disclosed a cumulative-effect retrospective adjustment to retained earnings of $250,194. During the fourth quarter of 2008, the Company determined an immaterial error in the amount $235,917 related to such adjustment. Other liabilities were increased by $235,917 in the fourth quarter of 2008 with an offsetting entry to retained earnings.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities - Municipal	$12,580	$—	$—	$12,580

Available for Sale
Debt securities:
U.S. Federal Agencies	$1,058,060	$—	$(66,198)	$991,862
Municipal	1,911,854	17,173	—	1,929,027
Corporate	9,273,120	—	(2,920,884)	6,352,236
Equity securities	2,596	11,391	—	13,987

	$12,245,630	$28,564	$(2,987,082)	$9,287,112

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,199,447	$551	$—	$1,199,998
Municipal	2,956,682	37,289	—	2,993,971
Corporate	11,193,917	104,888	(1,067,758)	10,231,047
Mutual funds and equity securities	8,012,172	104,147	(268,641)	7,847,678

	$23,362,218	$246,875	$(1,336,399)	$22,272,694

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
US Federal Agencies	$991,862	$(66,198)	$—	$—	$991,862	$(66,198)
Corporate	3,525,038	(709,813)	2,452,798	(2,211,071)	5,977,836	(2,920,884)

	$4,516,900	$(776,011)	$2,452,798	$(2,211,071)	$6,969,698	$(2,987,082)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
US Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	4,312,534	(838,008)	2,280,326	(229,750)	6,592,860	(1,067,758)
Mutual funds	—	—	7,740,935	(268,641)	7,740,935	(268,641)

	$4,312,534	$(838,008)	$10,021,261	$(498,391)	$14,333,795	$(1,336,399)

Management has reviewed its investment securities at December 31, 2008 and has determined that unrealized losses of $1.9 million on two pooled trust preferred securities classified as available for sale were deemed other-than-temporary. The Company determines whether the unrealized losses are temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

At December 31, 2008, three debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 47.4% from the Company’s amortized cost basis. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company believes recovery of fair value is expected when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments. These corporate debt securities have no identified credit issues and have a current credit rating of BBB or higher. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

At December 31, 2007, two debt securities had aggregate depreciation of 9.15% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and at December 31, 2007, were rated AAA by at least one bond credit rating agency. At December 31, 2007, the corporate securities had no identified credit issues and had an average credit rating of Baa. As management had the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline was deemed to be other than temporary.

At December 31, 2007, two mutual fund holdings had aggregate depreciation of 3.35% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings had unrealized losses, no credit issues had been identified that caused management to believe that declines in market value were other than temporary as the securities in the portfolios of the mutual fund holdings were AAA rated government or agencies bonds. Management had the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,580	$12,580	$—	$—
Due after 1 year through 5 years	—	—	1,058,060	991,862
Due after 5 years through 10 years	—	—	1,000,000	504,230
Due after 10 years	—	—	10,184,974	7,777,033

Total	$12,580	$12,580	$12,243,034	$9,273,125

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$86,123	$2,480	$—	$88,603
FHLMC pass-through certificates	384,008	13,367	—	397,375
FNMA pass-through certificates	3,631,758	71,741	—	3,703,499

	$4,101,889	$87,588	$—	$4,189,477

Available for Sale

GNMA pass-through certificates	$1,977,961	$53,620	$(17,502)	$2,014,079
FHLMC pass-through certificates	4,634,090	109,412	(19,744)	4,723,758
FNMA pass-through certificates	17,016,025	334,029	(84,329)	17,265,725

	$23,628,076	$497,061	$(121,575)	$24,003,562

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
GNMA pass-through certificates	$627,663	$(17,502)	$—	$—	$627,663	$(17,502)
FHLMC pass-through certificates	980,648	(19,744)	—	—	980,648	(19,744)
FNMA pass-through certificates	2,846,067	(50,110)	1,176,737	(34,219)	4,022,804	(84,329)

	$4,454,378	$(87,356)	$1,176,737	$(34,219)	$5,631,115	$(121,575)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$3,865,994	$(60,433)	$3,865,994	$(60,433)
GNMA pass-through certificates	—	—	462,171	(1,575)	462,171	(1,575)
FHLMC pass-through certificates	752,545	(2,082)	6,277,295	(66,436)	7,029,840	(68,518)
FNMA pass-through certificates	498,827	(1,932)	7,414,109	(79,846)	7,912,936	(81,778)

	$1,251,372	$(4,014)	$18,019,569	$(208,290)	$19,270,941	$(212,304)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At December 31, 2008, two mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 2.83% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September of 2008 the Treasury announced the establishment of the Government- Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders—senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

At December 31, 2007, nineteen mortgage-backed securities had aggregate depreciation of 1.14% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and at December 31, 2007, were rated AAA by at least one bond credit rating agency. As management had the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines were deemed to be other than temporary.

5. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2008	2007
Real estate—mortgage:
One-to-four family residential	$464,730,789	$408,144,725
Commercial and multi-family	42,611,805	33,319,467

Total real—estate mortgage	507,342,594	441,464,192

Real estate—construction:
Residential	7,858,248	5,098,647
Commercial	1,020,978	5,143,624

Total real estate—construction	8,879,226	10,242,271

Commercial	17,111,799	17,323,682

Consumer:

Home equity	60,019,783	58,083,825
Other consumer loans	956,958	972,489

Total consumer loans	60,976,741	59,056,314

Total loans	594,310,360	528,086,459
Net deferred loan cost	2,825,767	2,278,271
Allowance for loan losses	(2,683,956)	(2,307,225)

Net total loans	$594,452,171	$528,057,505

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $6,009,000 and $6,960,000 at December 31, 2008 and 2007, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2008 and 2007, the composition of these loans was approximately $458,641,000 and $420,062,000, respectively, of fixed rate loans and $135,669,000 and $107,997,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$2,307,225	$2,049,914	$1,752,667
Provision for loan loss	373,300	260,575	300,000
Charge-offs	—	(8,245)	(8,640)
Recoveries	3,431	4,981	5,887

Balance, end of year	$2,683,956	$2,307,225	$2,049,914

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2008, 2007 and 2006, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans. During the years ended December 31, 2008, 2007 and 2006, the Bank had no loans considered to be impaired other than those collectively evaluated for impairment.

Nonperforming loans at December 31, 2008 and 2007 consisted of non-accrual loans that amounted to approximately $1,972,554 and $295,843 respectively. The reserve for delinquent interest on loans totaled $70,779 and $13,968 at December 31, 2008 and 2007, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$5,485,365	$5,681,526	$5,843,345
Additions	215,000	650,000	939,495
Repayments and other	(708,709)	(846,161)	(1,101,314)

Balance, end of year	$4,991,656	$5,485,365	$5,681,526

6. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2008	2007
Land	$2,657,967	$2,521,067
Buildings and improvements	10,945,050	8,945,853
Furniture and equipment	5,537,801	5,411,163

Total	19,140,818	16,878,083
Accumulated depreciation	(7,355,750)	(7,256,700)

Net	$11,785,068	$9,621,383

For the years ended December 31, 2008, 2007 and 2006, depreciation expense amounted to $899,549, $874,435, and $806,347 respectively.

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$198,221,817	0.87%	$190,870,360	1.84%
Passbook savings and club accounts	55,402,098	1.11%	52,501,484	1.11%

Subtotal	253,623,915		243,371,844

Certificates with original maturities:
Within one year	106,673,971	2.68%	85,464,138	4.76%
One to three years	69,603,329	4.24%	54,441,262	4.79%
Three years and beyond	26,053,789	4.17%	31,953,514	4.33%

Total certificates	202,331,089		171,858,914

Total	$455,955,004		$415,230,758

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2008 and 2007 amounted to $88,838,098 and $58,188,753 respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2008 and 2007 amounted to $66,886,193 and $64,752,734, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

Due	Interest Rate	December 31,
		2008	2007
January 2, 2008	3.610%	$—	$8,230,000
January 2, 2009	0.440%	3,800,000	—
January 6, 2009	0.480%	20,000,000	—
February 20, 2013	3.160%	—	2,000,000
December 17, 2014	3.765%	15,000,000	15,000,000
December 21, 2015	4.540%	5,000,000	5,000,000
April 11, 2016	4.795%	10,000,000	10,000,000
August 22, 2016	4.361%	10,000,000	10,000,000
February 28, 2017	4.070%	10,000,000	10,000,000
April 5, 2017	4.580%	10,000,000	10,000,000
June 22, 2017	4.609%	20,000,000	20,000,000
August 1, 2017	4.320%	10,000,000	10,000,000
November 16, 2017	3.875%	20,000,000	20,000,000

		$133,800,000	$120,230,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $320,411,898 and $243,020,265 at December 31, 2008 and 2007, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2008	2007
Weighted average balance during the year	$132,681,421	$73,462,301
Maximum month-end balance during the year	149,190,000	120,230,000
Balance outstanding at the end of the year	133,800,000	120,230,000
Weighted average interest rate during the year	3.93%	4.31%
Weighted average interest rate at the end of the year	3.56%	4.17%

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2008 and 2007 were $195,152,608 and $126,020,265, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company has lines of credit and advance commitments with the FHLB of New York totaling approximately $25,760,700. These variable rate commitments expire July 31, 2009.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions and have agreed to resell to the Bank the same securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2008	2007
Weighted average balance during the year	$5,157,787	$7,646,521
Maximum month-end balance during the year	8,000,000	8,500,000
Balance outstanding at the end of the year	—	8,000,000

Weighted average interest rate during the year	4.31%	5.42%
Weighted average interest rate at the end of the year	N/A	5.28%

Mortgage-backed securities and securities of federal agencies collateralizing the agreements at year end:
Carrying value	N/A	9,963,098
Estimated fair value	N/A	9,805,587

The Company had no agreements outstanding at December 31, 2008.

10. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2008	2007	2006
Income taxes:
Current:
Federal	$1,723,112	$886,633	$1,594,113
State	619,798	435,065	533,523

Total current tax provision	2,342,910	1,321,698	2,127,636

Deferred:
Federal	(586,898)	301,916	(753,024)
State	36,164	15,824	(78,652)

Total deferred tax provision (benefit)	(550,734)	317,740	(831,676)

Total income tax provision	$1,792,176	$1,639,438	$1,295,960

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rate	$1,605,280	34.0%	$1,506,184	34.0%	$1,511,140	34.0%
State income taxes, net of federal benefit	432,934	9.2	297,587	6.7	300,215	6.8
Changes in taxes resulting from:
Tax exempt income	(173,772)	(3.7)	(126,587)	(2.9)	(90,179)	(2.0)
Non-deductible expenses	61,548	1.3	85,874	1.9	—	—
(Decrease) Increase in valuation allowance	(141,107)	(3.0)	168,000	3.8	108,800	2.5
Tax refund	—	—	(242,000)	(5.4)	—	—
Reversal of excess tax accrual	—	—	(80,000)	(1.8)	(576,969)	(13.0)
Other	7,293	0.2	30,380	0.7	42,953	0.9

Total	$1,792,176	38.0%	$1,639,438	37.0%	$1,295,960	29.2%

The effective tax rate for 2008 was 38.0% compared to 37.0% for 2007. The Company recorded a reduction of $122,000 in 2008 of a tax valuation allowance for charitable contributions carryover deduction. The higher state income taxes was the result of non-deductible expenses related to impairment of securities. The effective tax rate for 2007 was 37.0% compared to 29.2% for 2006. The increase was primarily due to the Company’s change in policy regarding the tax treatment on bank owned life insurance in 2006. In 2007, the Company recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Unrealized loss on available for sale securities	$955,586	$374,708
Charitable contributions	121,843	274,391
Allowance for loan losses	1,071,972	921,506
Nonperforming loans	28,269	5,579
Deferred compensation	255,913	213,777
Employee benefits	1,002,640	782,347
Valuation allowance	(121,843)	(276,881)
Other than temporary impairment	653,616	—
Other	24,318	24,764

Total deferred tax assets	3,992,314	2,320,191

Deferred tax liabilities:
Deferred loan fees	(1,076,437)	(867,789)
Property	(37,685)	(74,364)
Servicing	(17,203)	(21,684)
IRC Section 475 mark-to-market	(520,129)	(147,106)

Total deferred tax liabilities	(1,651,454)	(1,110,943)

Net deferred tax asset	$2,340,860	$1,209,248

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2008 and 2007 include approximately $2,400,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

Pursuant to SFAS No. 109, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $2.4 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. As of the date of adoption and December 31, 2008, there was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2008. The Company does not expect this to change during 2009.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of December 31, 2008, the tax years ended December 31, 2005, 2006 and 2007 were subject to examination by Internal Revenue and New Jersey. There were no audits in process by any tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

11. JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million of 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment.

12. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2008, the Company had approximately $13,460,800 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 4.875% to 6.50% and approximately $32,216,907 in unused lines of credit with interest rates ranging from 3.25% to 16.00% on funds disbursed. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows:

Year Ending December 31
2009	$140,515
2010	114,841
2011	43,437
Thereafter	—

Total	$298,793

Rent expense for all operating leases were approximately $137,576, $130,664 and $130,361 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2008 and 2007.

Restrictions on Funds Transferred—There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by the Bank in any year exceed the net profits of that year, as defined, combined with the retained profits for the two preceding years.

Employment Contracts—The Bank has entered into employment contracts with several officers of the Bank whereby such officers would be entitled to a cash payment equal to 2 or 3 years annual compensation, depending on the officer, in the event of a change of control or other specified reasons.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, while diluted net income per share is based upon the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period, and impact of unallocated ESOP shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2008	2007	2006
Numerator—Net Income	$2,929,235	$2,790,514	$3,148,569
Denominators:
Basic average shares outstanding	8,005,384	8,104,373	8,259,473
Net effect of dilutive common stock equivalents	89,301	122,730	150,678

Diluted average shares outstanding	8,094,685	8,227,103	8,410,151
Earnings per share:
Basic	$0.37	$0.34	$0.38
Diluted	$0.36	$0.34	$0.37

At December 31, 2008, 2007 and 2006 there were 424,874, 428,874 and 392,692 outstanding options that were anti-dilutive respectively.

14. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2008, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Required To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tangible capital	$65,049,000	9.74%	$10,020,000	1.50%	N/A	N/A
Core capital	65,049,000	9.74	26,719,000	4.00	$40,078,200	6.00%
Tier 1 risk-based capital	65,049,000	16.28	N/A	N/A	23,973,000	6.00
Total risk-based capital	67,738,000	16.95	31,965,000	8.00	39,956,000	10.00
As of December 31, 2007:
Tangible capital	$60,982,000	9.97%	$9,177,000	1.50%	N/A	N/A
Core capital	60,982,000	9.97	24,473,000	4.00	$36,709,000	6.00%
Tier 1 risk-based capital	60,982,000	16.96	N/A	N/A	21,571,000	6.00
Total risk-based capital	63,289,000	17.60	28,762,000	8.00	35,952,000	10.00

Capital levels at December 31, 2008 and 2007 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the years ended December 31, 2008 and 2007, the Bank paid $1,200,000 in dividends to the Company.

15. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The contributions to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were $165,879, $120,640 and $138,464, respectively and were included in salaries and benefits expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

plan for the years ended December 31, 2008, 2007 and 2006 were $330,000, $312,500 and $276,000, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The liability is included as a component of “Other liabilities” in the statement of financial condition.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2009 and 2029. Payments of $26,516 were made from the plan in 2008. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2008 and 2007, the accrued deferred compensation liability amounted to approximately $640,743 and $535,245, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $100,697, $100,472 and $124,270, respectively, and were included in salaries and benefits expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $10,859,714 and $10,433,849 at December 31, 2008 and 2007, respectively.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During 2008 and 2007, 3,161 and 3,534 shares were purchased for $24,891 and $43,726, respectively, at various market prices. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock were purchased for approximately $321,000 by this trust.

Employee Stock Ownership Plan

In December 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock.

To purchase the Company’s common stock, the ESOP borrowed $3.4 million from the Company to purchase 343,499 shares of the Company’s common stock in the initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 15 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. During the years ended December 31, 2008 and 2007, the Company recorded an expense related to this plan of approximately $215,000 and $275,000, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007 are presented below:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the year	428,874	$11.68	397,500	$11.68
Granted	—	—	38,874	9.95
Exercised	—	—	—	—
Forfeited	(4,000)	12.13	(7,500)	11.60

Outstanding at the end of the year	424,874	$11.52	428,874	$11.53

Exercisable at the end of the year	234,875	$11.60	151,200	$11.64

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2008:

Exercise Price	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
$11.60	363,500	$11.60	6.6
$13.00	24,000	$13.00	7.9
$9.95	38,874	$9.95	8.9

Total	426,374	$11.53	6.9

The estimated fair value of options granted during 2007 was $2.10 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2007
Dividend yield	0.00%
Expected volatility	25.95%
Risk-free interest rate	3.25%
Expected life of options	5.0

The dividend yield is zero because the Company had not declared any dividends at the time of the grant. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

16. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company currently measures restricted equity investments on a non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$24,995,423	—
State and municipal obligations	—	1,929,027	—
Corporate securities	—	5,338,056	$1,014,180
Equity securities	—	13,987	—

Totals	—	$32,276,493	$1,014,180

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The following provides details of the fair value measurement activity for Level 3 for the year-ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred	Total
Balance, January 1, 2008	$—	$—
Total gains (losses), realized/unrealized	—	—
Included in earnings(1)	(1,922,400)	(1,922,400)
Included in accumulated other comprehensive loss	(68,420)	(68,420)
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3(2)	3,005,000	3,005,000

Balance, December 31, 2008	$1,014,180	$1,014,180

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At December 31, 2008, these assets were valued in accordance with GAAP and did not require fair value disclosure under the provisions of SFAS No. 157.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using market observable market prices, however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$8,530,159	$8,530,159	$9,540,392	$9,540,392
Investment securities:
Held to maturity	12,580	12,580
Available for sale	9,287,112	9,287,112	22,272,694	22,272,694
Mortgage-backed securities:
Held to maturity	4,101,889	4,189,477	4,656,553	4,612,137
Available for sale	24,003,562	24,003,562	31,986,083	31,986,083
Loans receivable, net	594,452,171	606,679,000	528,057,505	529,515,000
Federal Home Loan Bank stock	7,095,100	7,095,100	6,518,500	6,518,500

Liabilities:
NOW and other demand deposit accounts	198,221,817	198,221,817	190,870,360	190,870,360
Passbook savings and club accounts	55,402,098	55,402,098	52,501,484	52,501,484
Certificates	202,331,089	198,395,816	171,858,914	167,059,271
Advances from Federal Home Loan Bank	133,800,000	149,194,352	120,230,000	124,882,170
Securities sold under agreements to repurchase	—	—	8,000,000	8,030,218
Junior subordinated debenture	15,464,000	6,958,800	15,464,000	15,346,078

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment.

Loans Receivable—Net—The fair value of loans receivable is estimated based on the present value using current-entry interest rates applicable to each category of such financial instrument.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOW and Other Demand Deposit, Passbook Savings and Club, and Certificates Accounts—The fair value of NOW and other demand deposit accounts and passbook savings and club accounts is the amount payable on demand at the reporting date. The fair value of certificates is estimated by discounting future cash flows using interest rates currently offered on certificates with similar remaining maturities.

Advances from FHLB—The fair value was estimated by determining the cost or benefit for early termination of each individual borrowing.

Securities Sold Under Agreements to Repurchase—The fair value is estimated by discounting future cash flows using current interest rates on agreements with similar remaining maturities.

Junior Subordinated Debenture—The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2008 and 2007, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. RELATED PARTY TRANSACTION

The Company did not engage in transactions with related parties outside of those discussed in footnote 5 for any periods presented.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

	December 31,
	2008	2007
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$982,584	$276,502
Investment securities	11,410,655	15,397,177
Investment in subsidiary	65,161,604	61,799,853
Other assets	5,506,866	4,659,559

Total assets	$83,061,709	$82,133,091

Liabilities:
Securities sold under agreements to repurchase	$—	$3,000,000
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	2,971,937	621,977

Total liabilities	18,435,937	19,085,977

Stockholders’ equity	64,625,772	63,047,114

Total liabilities and stockholders’ equity	$83,061,709	$82,133,091

	Years Ended December 31,
	2008	2007	2006
CONDENSED STATEMENTS OF INCOME
Interest income	$1,012,956	$1,167,417	$1,311,934
Interest expense	1,407,160	1,482,757	1,496,816

Net interest loss	(394,204)	(315,340)	(184,882)
Other expenses	2,108,169	198,409	181,043

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(2,502,373)	(513,749)	(365,925)
Income taxes	(850,806)	(87,184)	110,764

Loss before equity in undistributed earnings in subsidiary	(1,651,567)	(426,565)	(476,689)
Equity in undistributed earnings of subsidiary	4,580,802	3,217,079	3,625,258

Net income	$2,929,235	$2,790,514	$3,148,569

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Years Ended December 31,
	2008	2007	2006
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES:
Net income	$2,929,235	$2,790,514	$3,148,569
Equity in undistributed earnings in subsidiary	(4,580,802)	(3,217,079)	(3,625,258)
Net amortization of investment premiums/discounts	10,978	155,973	30,449
Impairment charge on AFS securities	1,922,400	—	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	70,731	(41,987)	9,639
Prepaid expenses and other assets	(892,260)	158,493	83,986
Accrued interest payable	(3,413)	1,840	(180)
Other liabilities	(679,101)	—	236,640
Intercompany payables	3,032,474	(1,627)	1,966

Net cash provided by (used in) operating activities	1,810,242	(153,873)	(114,189)

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	340,842	435,848	470,932
Principal repayment of mortgage backed securities available for sale	1,100,962	1,453,486	2,037,403
Principal payments on ESOP loan	182,079	173,355	164,708
Purchase of investment securities available for sale	—	(3,000,000)	—
Purchase of mortgage backed securities held to maturity	—	—	—
Proceeds from call of investment securities available for sale	—	2,000,000	—

Net cash provided by investing activities	1,623,883	1,062,689	2,673,043

FINANCING ACTIVITIES:
Repayment of borrowed money	—	—	—
(Decrease) increase in securities sold under repurchase agreements	(3,000,000)	910,000	(1,370,000)
Treasury stock purchases	(392,389)	(2,748,744)	(2,190,882)
Dividends paid	(535,654)	—	—
Dividends received	1,200,000	1,200,000	1,000,000

Net cash (used in) financing activities	(2,728,043)	(638,744)	(2,560,882)

Net increase (decrease) in cash & cash equivalents	706,082	270,072	(2,028)
Cash and cash equivalents—beginning	276,502	6,430	8,458

Cash and cash equivalents—ending	$982,584	$276,502	$6,430

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

19. SECOND STEP CONVERSION

On August 20, 2008, the Company, the Bank and OC Financial MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) OC Financial MHC and the Company each will convert to a federal interim stock association and then merge with and into the Bank, with the Bank being the surviving entity, (ii) the Bank will merge with an interim subsidiary of a newly formed New Jersey corporation named Ocean Shore Holding Co., (iii) the shares of common stock of the Company held by persons other than OC Financial MHC (whose shares will be canceled) will be converted into shares of common stock of new Ocean Shore Holding Co. pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank will issue all of its capital stock to new Ocean Shore Holding Co., and (v) new Ocean Shore Holding Co. will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by OC Financial MHC will be canceled and new shares of common stock, representing the approximate 57.2% ownership interest of OC Financial MHC, will be offered for sale by new Ocean Shore Holding Co. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of new Ocean Shore Holding Co.’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new Ocean Shore Holding Co.’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

At the time of the conversion, the Bank will establish a liquidation account in an amount equal to the greater of (a) the Bank’s retained earnings as reflected in the latest statement of financial condition used in the final offering prospectus for its minority stock offering or (b) the Bank’s retained earnings as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion multiplied by the percentage ownership in the Company owned by OC Financial MHC. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on November 12, 2008 and were approved by the shareholders of the Company and members of OC Financial MHC on January 8, 2009. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of December 31, 2008, the Company had incurred approximately $967,114 of conversion costs.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

20. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Dollars in thousands)
Total interest income	$8,877	$8,935	$9,092	$9,016
Total interest expense	4,551	4,310	4,222	4,010

Net interest income	4,326	4,625	4,870	5,006
Provision for loan losses	69	90	114	101

Net interest income after provision for loan losses	4,257	4,535	4,756	4,905
Other income	623	666	734	745
Impairment charge on AFS securities	313	—	1,297	626
Other expense	3,375	3,414	3,530	3,945

Income before income taxes	1,192	1,787	663	1,079
Income taxes	462	698	322	310

Net income	$730	$1,089	$341	$769

Earnings per share basic(1)	$0.09	$0.14	$0.04	$0.10
Earnings per share diluted(1)	$0.09	$0.13	$0.04	$0.10

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in thousands)
Total interest income	$7,729	$7,937	$8,248	$8,704
Total interest expense	4,094	4,264	4,468	4,654

Net interest income	3,635	3,673	3,780	4,050
Provision for loan losses	75	75	48	62

Net interest income after provision for loan losses	3,560	3,598	3,732	3,988
Other income	598	637	680	707
Other expense	3,332	3,209	3,173	3,356

Income before income taxes	826	1,026	1,239	1,339
Income taxes	325	407	428	480

Net income	$501	$619	$811	$859

Earnings per share basic(1)	$0.06	$0.08	$0.10	$0.11
Earnings per share diluted(1)	$0.06	$0.08	$0.10	$0.11

(1)	Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b)	Internal Controls over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 51 of this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2009 Annual Meeting of Stockholders and to Part I, Item 1, “Business—Executive Officers” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. This code is incorporated herein by reference to Exhibit 14.0 to Ocean Shore Holding’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Philosophy

Our compensation philosophy for our named executive officers is founded upon the premise that our success depends, in large part, on the dedication, commitment and performance of the individuals we place in key operating positions to drive our business strategy. We strive to satisfy the demands of our business model by providing our named executives with incentives tied to the successful implementation of our corporate objectives. However, we recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We ground our compensation philosophy on four basic principles:

•

Meeting the Demands of the Market—Our goal is to compensate our named executives at competitive levels that position us as an employer of choice among our peers who provide similar financial services in the markets we serve.

•

Aligning with Shareholders—We use equity compensation as a component of our compensation mix to develop a culture of ownership and to align the financial interests of our named executives with our shareholder interests.

•	Performance—We structure our compensation program to reward our named executives for high performance and superior management skills.

•	Reflecting our Business Philosophy—Our approach to compensation reflects our values and the way we do business in the communities we serve.

Elements Used to Implement Our Compensation Objectives

Our compensation program relies on three primary elements: (1) base compensation or base salary; (2) cash-based, short-term incentive compensation; and (3) equity-based, long-term incentive compensation. We believe that we can meet the objectives of our compensation philosophy by achieving a balance among these three elements that is competitive with our industry peers and creates appropriate incentives for our named executives. We tailor these compensation elements for each executive in a manner we believe optimizes each executive’s contribution to Ocean Shore Holding Co.

Base Compensation. Base salaries for our named executives depend on the scope of their responsibilities and their performance. Decisions regarding salary increases also take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside the Company. Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at our peers. Base salaries are reviewed at least annually by the Compensation Committee. See the “Executive Compensation—Summary Compensation Table” for salaries paid to the named executives in 2008.

Short-Term Cash-Based Incentive Compensation. Our current short-term incentive program is a cash-based program that is designed to reward the attainment of individual performance goals. Each December, in connection with the Board of Director’s review of our business plan for the following year, the Board of Directors budgets for a discretionary bonus pool for all employees. At the end of the year the Board of Directors reviews our overall financial performance and makes adjustments to the bonus pool as it deems necessary and appropriate. Once the bonus pool amount is established, the Compensation Committee, with input from the chief executive officer and representatives of the Human Resources department, allocates the bonus pool based on employee grade level and individual performance. The members of the Board of Directors are also eligible to share in the bonus pool. See “Executive Compensation—Summary Compensation Table” for bonuses paid to the named executives and “Director Compensation” for the bonuses paid to our directors in 2008.

Long-Term Equity-Based Compensation. Our long-term incentive compensation program is based on the delivery of competitive equity awards to our named executives and directors. We use our stock-based compensation to reward outstanding performance with incentives that focuses our management team on the task of creating shareholder value over the long term. By increasing the equity holdings of our named executives, we provide them with a continuing stake in our long-term success. The nature and size of awards under our equity-based program are based on a number of factors, including awards made to those holding comparable positions in our peer group, applicable regulatory restrictions, the tax and accounting treatment of specific equity compensation techniques and the number of shares available for grant under the Ocean Shore Holding Co. equity plans.

Role of the Compensation Committee

We rely on the Compensation Committee to develop the broad outline of our compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Committee, which consists of all the outside directors serving on our Board of Directors, is also responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs.

The Committee operates under a written charter that establishes the Committee’s responsibilities. The Committee and the Board of Directors review the Charter periodically to ensure that the scope of the Charter is consistent with the Committee’s expected role. Under the Charter, the Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter vests in the Committee principal responsibility for determining the compensation of the chief executive officer based on the Committee’s evaluation of his performance. The Charter also authorizes the Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

During 2008, the Compensation Committee met three (3) times, including one (1) executive session attended by Committee members only. The members of the Committee are Sylva A. Bertini, Frederick G. Dalzell, MD, John L. Van Duyne, Jr., Christopher J. Ford, Robert A. Previti, Ed. D and Samuel R. Young.

Role of the Compensation Consultant

We do not have a contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. However, our Human Resources department utilizes survey data prepared by the New Jersey Bankers Association when evaluating the competitiveness of our base compensation and cash bonus program.

Peer Group Analysis

A critical element of our compensation philosophy and a key driver of specific compensation decisions for our management team is a comparative analysis of our compensation mix and levels relative to a peer group of financial institutions. We utilize information provided by the New Jersey Bankers Association and supplement that information with compensation data we obtain from public filings with the U.S. Securities and Exchange Commission (“SEC”). We consider our peers to be those financial institutions that are publicly-traded and located in the Northeast Region with assets between $400 million and $1 billion. For the 2009 fiscal year, we intend to supplement the peer group data we gather from SEC filings and the New Jersey Bankers Association with information we will obtain from an independent on-line subscription service that provides executive compensation information.

Role of Management

Our chief executive officer, in conjunction with representatives of our Human Resources department, develops recommendations regarding the appropriate mix and level of compensation for our management team. The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Committee. The chief executive officer meets with the Committee to discuss the compensation recommendations for the named executive officers. Our chief executive officer does not participate in Committee discussions or the review of Committee documents relating to the determination of his compensation.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and annually to ensure that we understand the financial impact of each program on Ocean Shore Holding Co. Our analysis includes a review of recently adopted and pending changes in tax and accounting requirement. During 2008, we amended our non-qualified deferred compensation arrangements and employment and change in control agreement to conform with Section 409A of the Internal Revenue Code, and the related regulations.

Employment Agreements

We currently maintain an employment agreement with Mr. Brady and change in control agreements with the other named executive officers. Mr. Brady’s employment agreement sets forth the terms and conditions of his employment with Ocean Shore Holding Co. and Ocean City Home Bank. The employment agreement is designed to compensate Mr. Brady in the event he is terminated without cause, is terminated following a change in control or is terminated for Good Reason (as defined in his agreement). The employment agreement insures stability in management while providing a competitive benefit to Mr. Brady. The change in control agreements with the other named executive officers provide each executive with financial security in the event an executive is terminated in connection with a change in control of Ocean Shore Holding Co. or Ocean City Home Bank. See “Executive Compensation—Employment Agreements” and “Executive Compensation—Other Potential Post-Termination Benefits—Payments Made Upon a Change in Control” for a description of the terms of the agreements and the severance benefits and change in control benefits payable to each named executive officer.

Retirement Benefits; Employee Welfare Benefits

Our 401(k) Plan and employee stock ownership plan have proven to be important retention tools for us. The 401(k) plan and the employee stock ownership plan are broad based tax-qualified defined contribution plans which provide our employees with valuable retirement benefits. Under the 401(k) Plan, we provide an employer matching contribution equal to 50% of a participant’s deferred compensation up to 8% of a participant’s plan eligible compensation. Participants vest in their employer matching contributions at a rate of 20% per year. Under the employee stock ownership plan, we provide plan participants with a retirement benefit allocated in our common stock at no cost to the participant. Participants vest in their employee stock ownership plan allocations at a rate of 20% per year. Consistent with industry practice, we supplement our tax-qualified plans with nonqualified arrangements that provide benefits to certain officers who are affected by Internal Revenue Code limits applicable to tax-qualified plans. See “Executive Compensation -Non-qualified Deferred Compensation” for a discussion of these arrangements. We also provide the certain members of senior management with split dollar life insurance arrangements and salary continuation agreements. The salary continuation agreements provide Messrs. Brady and Rizzotte with an additional retirement benefit in exchange for their continued service with Ocean City Home Bank and Ocean Shore Holding Co. If Messrs. Brady or Rizzotte die while receiving a salary continuation payment, the payments will cease under the executive’s salary continuation agreement and the beneficiary under the split dollar arrangements maintained for each executive will receive a lump sum death benefit. See “Executive Compensation—Other Potential Post-Termination Benefits—Payments Made Upon Death” and “Executive Compensation—Pension Benefits” for a discussion of these arrangements.

In addition to our retirement programs, we provide our employees with coverage under medical, vision, life insurance and disability plans on terms consistent with industry practice. We also maintain a Section 125 cafeteria plan which allows our employees to set aside pre-tax dollars to pay for certain benefits.

Perquisites

We provide our named executives with certain perquisites, reflected in the All Other Compensation column of the Summary Compensation Table, that we believe are reasonable, competitive and consistent with the company’s overall compensation program. We believe that these benefits further our officers’ abilities to promote our business interests in our markets and reflect the competitive practices for similarly situated officers employed by our peers.

Director Compensation

Our outside directors are compensated through an annual retainer and meeting fees. Outside directors also participate in our equity compensation program and from time to time in our cash bonus plan. We rely on the members of our Board to build and retain customer relationships and their efforts are instrumental to our financial success. In 2008, our outside directors received only cash compensation, which included regular board fees and an annual bonus. An annual bonus was awarded to our directors in 2008 in recognition of their efforts in connection with the pending Ocean City Home Bank second step conversion. See “Director Compensation” for bonuses paid to our directors in 2008. The level and mix of director compensation is reviewed by our chief executive officer on a periodic basis to ensure consistency with the objectives of our overall compensation philosophy. Our review of director compensation also considers the increased liability of directors at publicly-traded companies due to changes in the regulatory environment and the heightened scrutiny of corporate governance practices.

Stock Compensation Grant and Award Practices; Timing Issues

Our Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis, typically in conjunction with the annual review process for our officers. However, grants or awards may be made at other times during the year based on specific circumstances such as a new hire, a specific contractual commitment or a change in position or responsibility. The Committee considers the recommendations of our CEO and other executive officers with respect to awards contemplated for their subordinates. However, the Committee is solely responsible for the development of the schedule of grants or awards made to the CEO and the other executive officers.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or the stock option exercise prices. The Committee’s decisions are reviewed and ratified by the full Board of Directors. Similarly, the Company has never timed the release of material nonpublic information with the purpose or intent to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.

We set the exercise price of stock options solely by reference to the applicable provisions of our stock compensation plans. Under our current plan, the exercise price of a stock option is equal to the closing sales price of our common stock on the Nasdaq Global Market on the date of grant. The grant date is the date the Compensation Committee grants a stock option. The Compensation Committee made no equity grants to our named executive officers or the Board in 2008.

Stock Ownership Requirements

It is our policy that members of the Board of Directors and our executive officers should be stockholders of Ocean Shore Holding Co.; however, we do not have formal stock ownership requirements for our named executive officers or members of the Board of Directors. As a practical matter, our named executive officers and directors hold meaningful interests in our stock, which they have accumulated through participation in stock compensation programs and individual purchases.

Compensation for the Named Executives

Chief Executive Officer Compensation. In determining Mr. Brady’s compensation, the Board of Directors conducted a performance appraisal that reviewed Mr. Brady’s financial, strategic and operational achievements. In its review, the Board of Directors noted that Mr. Brady exhibits strong leadership skills and is moving the Company in a direction that has the potential to enhance long-term shareholder value. Mr. Brady’s efforts have ensured that systems are maintained to protect our assets and provide effective control of operations. Mr. Brady has also served as our chief spokesperson, communicating effectively with our shareholders, as well as the customers of Ocean City Home Bank. In light of the Board of Director’s assessment of Mr. Brady’s job performance, including the additional responsibilities associated with the pending Ocean Shore Holding Co. second step conversion, Mr. Brady was awarded a $75,000 cash bonus. His salary was increased to $390,000, which represents a 5.41% increase in his base salary. Mr. Brady’s salary increase became effective September 28, 2008. In connection with Mr. Brady’s performance and overall compensation review, the Board of Directors renewed Mr. Brady’s employment agreement for an additional year and amended and restated the agreement in its entirety to comply with Section 409A of the Internal Revenue Code and the related rules and regulations. See “Executive Compensation—Employment Agreements”. The Compensation Committee also took action during 2008 to restructure Mr. Brady’s benefit under his salary continuation agreement to equal the greater of: (i) 50% of his highest base salary for the 36 month period preceding his termination of service or (ii) $221,831. The annual salary continuation benefit is payable for life with guaranteed payments for 20 years. If Mr. Brady dies while receiving his salary continuation benefit, his benefits will cease under the salary continuation agreement and be paid in a lump sum to Mr. Brady’s beneficiary under his split dollar arrangement. The change in Mr. Brady’s salary continuation agreement illustrates our commitment to offering compensation arrangements that encourage stability in management . In 2008, we reviewed our long term goals and determined that continuity in management is a key factor in ensuring our continued success. Accordingly, a decision was made to restructure Mr. Brady’s retirement benefit under his salary continuation agreement to encourage Mr. Brady to lead our management team beyond age 60. Under the amended and restated agreement, the retirement benefit is restructured and Mr. Brady is eligible for his full benefit upon retirement at or after age 62 (or upon termination of his service due to death or disability). We believe that Mr. Brady’s compensation is consistent with our objective to reward, align, motivate and challenge Mr. Brady to continue to lead our company successfully.

Compensation for the Other Named Executives. In determining compensation for Messrs. Rizzotte and Morgenweck, and Ms. Bossi and Ms. Davidson, the Compensation Committee reviewed each executive’s job performance and salary and bonus recommendations, as presented by Mr. Brady. The Compensation Committee accepted the recommendations as presented and adjusted base salaries for Messrs. Rizzotte and Morgenweck, and Ms. Bossi and Ms. Davidson by 4.1%, 8.0%, 8.0% and 7.04%, respectively. Based on these adjustments, Messrs. Rizzotte and Morgenweck, and Ms. Bossi and Ms. Davidson currently receive a base salary of $203,000, $135,000, $135,000 and $152,000, respectively. The salary increases became effective September 28, 2008. In addition to a salary increase and in recognition of the efforts made by each executive to prepare for the Company’s public offering, the Board of Directors awarded Messrs. Rizzotte and Morgenweck, and Ms. Bossi and Ms. Davidson a cash bonus equal to $25,000, $15,000, $15,000 and $25,000, respectively. The Board of Directors also renewed each of the executive’s change in control agreements for an additional year and amended the agreements for Section 409A compliance. We believe that the compensation for Messrs. Rizzotte and Morgenweck, and Ms. Bossi and Ms. Davidson is consistent with our compensation objectives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Of Ocean Shore Holding Co.

John L. Van Duyne, Jr. (Chairman)	Robert A. Previti
Slyva A. Bertini	Samuel R. Young
Frederick G. Dalzell	Christopher J. Ford

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2008 fiscal year.

Name	Fees Earned or Paid in Cash(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation ($)	Total ($)
Sylva A. Bertini	$44,900	$17,864	$7,118	$9,218	$616	$79,716

Frederick G. Dalzell	44,900	17,864	7,118	49	616	70,547

Christopher K. Ford	44,900	17,864	7,118	612	616	71,110

Robert A. Previti	44,900	17,864	7,118	10	616	70,508

John L. Van Duyne, Jr.	44,900	17,864	7,118	2,589	616	73,087

Samuel R. Young	42,800	17,864	7,118	6,695	616	75,093

(1)	Includes a $5,000 bonus payment to each director based on the Bank’s performance.
(2)	These amounts represent the compensation expense recognized for financial statement reporting purposes in accordance with FAS 123(R) for outstanding restricted stock awards for each director. The amounts were calculated based upon the Company’s stock price of $11.60 on the date of grant. No restricted stock awards were made to non-employee directors in 2008. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. At December 31, 2008, each non-employee director had 3,080 unvested shares of restricted stock.
(3)	These amounts represent the compensation expense recognized for financial statement reporting purposes in accordance with FAS 123(R) for outstanding stock option awards for each of the non-employee directors. No options were awarded to non-employee directors in 2008. The Company uses the Black-Scholes option pricing model to estimate its compensation cost for stock option awards. For information on the assumptions used to compute the fair value, see Note 15 to the Notes to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The actual value, if any, realized by a director from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by a director will be at or near the value estimated above. At December 31, 2008, each non-employee director had 12,900 vested stock options and 8,600 unvested stock options.
(4)

Represents the portion of nonqualified deferred compensation earnings under Ocean City Home’s Cash-Based Directors’ Deferred Compensation Plan which were above-market. Under our cash-based plan, a declared rate of interest is established by the Board of Directors of the Company as of January 1st of each year. The plan interest rate is set annually at two percentage points over the prime rate as published in the Wall Street Journal. Ocean City Home also maintains a stock-based deferral plan under which deferrals are credited in units representing shares of Company common stock

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the Bank’s Board of Directors during 2009. Neither Ocean Shore Holding nor OC Financial MHC pays any fees to its directors.

Annual Retainer	$25,000

Fee per Board Meeting:
Regular Meeting	700

Special Meeting	700

Fee per Committee Meeting:	300

In addition to the above fees, the Bank’s Board of Directors may also receive a discretionary bonus depending on the profitability of the Bank.

Ocean City Home maintains a Director and Executive Life Insurance Plan that provides directors with death benefits for their designated beneficiaries. Under the terms of the plan, Ocean City Home is the owner of several life insurance policies under which participating directors are insured. All participants are entitled to a $50,000 lump sum death payment.

Executive Compensation

Summary Compensation Table. The following table provides information concerning total compensation earned or paid to the President and Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Ocean Shore Holding who served in such capacities at December 31, 2008. These five officers are referred to as the named executive officers in this registration statement.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total

Steven E. Brady President and CEO	2008 2007 2006	$360,385 355,000 340,000	$75,000 60,000 60,000	$99,528 99,528 99,528	$36,966 50,245 70,099	$70,805 48,880 47,812	$642,684 613,653 617,439

Donald F. Morgenweck Chief Financial Officer	2008 2007 2006	127,308 120,000 115,000	15,000 10,000 10,000	34,336 34,336 34,336	5,388 5,584 7,560	15,694 13,409 12,032	197,726 183,329 179,161

Anthony J. Rizzotte Exec. Vice President	2008 2007 2006	189,346 190,000 185,000	25,000 20,000 20,000	41,760 41,760 41,760	6,215 6,807 9,278	35,525 32,169 41,140	297,846 290,736 297,178

Kim M. Davidson Exec. Vice President	2008 2007 2006	144,308 135,000 120,000	25,000 15,000 15,000	34,336 34,336 34,336	7,603 7,708 7,793	21,614 15,085 20,932	232,861 207,129 198,061

Janet Bossi (4) Senior Vice President	2008 2007	127,308 120,000	15,000 10,000	34,336 34,336	6,128 5,672	14,907 13,410	197,679 183,418

(1)	These amounts represent the compensation expense recognized for financial statement reporting purposes in accordance with FAS 123(R) on outstanding restricted stock awards for each of the named executive officers. The amounts were calculated based upon the stock price of $11.60 on the date of grant. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.
(2)	These amounts represent the compensation expense recognized for financial statement reporting purposes in accordance with FAS 123(R) for outstanding stock option awards for each of the named executive officers. No options were granted in 2008. We use the Black-Scholes option pricing model to estimate its compensation cost for stock option awards. For further information on the assumptions used to compute the fair value, see note 15 to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above.
(3)	Details of the amounts reported in “All Other Compensation” for 2008 are provided in the table below. All perquisites, which, in the aggregate, were less than $10,000 for an individual were excluded from “All Other Compensation.”

	Mr. Brady	Mr. Morgenweck	Mr. Rizzotte	Ms. Davidson	Ms. Bossi
Employee stock ownership plan	$15,807	$8,430	$13,348	$9,484	$8,430
Employer contributions to 401(k) Plan	7,750	5,092	7,750	5,538	4,827
Long-term care	7,180	316	6,423	4,296	333
Imputed income on split dollar life insurance	7,138	422	2,016	242	133
Supplemental disability benefit	5,454	—	3,543	870	—
Club dues	9,094	250	1,005	—	—
Supplemental health care benefit *	14,950	—	—	—	—
Dividends paid on vested restricted stock awards	3,432	1,184	1,440	1,184	1,184

*	The other named executive officers receive health care coverage under Ocean City Home’s employee benefit program available to all Ocean City Home employees.
(4)	Compensation information for 2006 for Ms. Bossi has not been provided because Ms. Bossi was not a named executive officer during this time period.

Employment Agreements. Ocean Shore Holding and Ocean City Home entered into a three-year employment agreement with Steven E. Brady effective December 21, 2004. The agreement was amended and restated in its entirety as of December 17, 2008 for the purpose of complying with Section 409A of the Internal Revenue Code and the regulations issued thereunder pursuant to which Mr. Brady agreed to continue to serve as President and Chief Executive Officer for a term ending December 21, 2010. The employment agreement provides that on each anniversary of the effective date of the agreement, the Board of Directors may extend the agreement for an additional year, unless Mr. Brady elects not to extend the term. The agreement sets forth Mr. Brady’s base salary, which for 2009 is $390,000, along with participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides that if the Company or the Bank discontinues the type or level of health coverage provided to Mr. Brady as of the effective date of the employment agreement, the Bank, at Mr. Brady’s election, will continue to provide him with such health coverage through an executive carve-out plan. The maximum that the Company would be obligated to pay under the carve-out plan is $17,940, subject to an annual 20% increase.

Under the terms of his employment agreement, Mr. Brady is subject to a one year non-compete if he terminates his employment for good reason (as defined in the agreement) or he is terminated without cause (as defined in the agreement). If Mr. Brady voluntarily terminates his employment with the Bank or the Company, he is subject to a four month non-compete.

See “Retirement Benefits” and “Other Potential Post-Termination Benefits” for a discussion of the benefits and payments Mr. Brady may receive under his employment agreement upon his retirement or termination of employment.

Ocean City Home has entered into change in control agreements with Messrs. Morgenweck and Rizzotte and Mrs. Davidson and Ms. Bossi. See “Other Potential Post-Termination Benefits—Payments made Upon a Change in Control” for a description of the terms of the agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Steven E. Brady	61,200	(3)	40,800	(3)	$11.60	8/10/2015	17,160	$118,404
	900	(4)	3,600	(4)	$9.95	11/20/2017
Donald F. Morgenweck	6,600	(3)	4,400	(3)	$11.60	8/10/2015	5,920	$40,848
	491	(4)	1,967	(4)	$9.95	11/20/2017
Anthony J. Rizzotte	8,100	(3)	5,400	(3)	$11.60	8/10/2015	7,200	$49,680
	491	(4)	1,967	(4)	$9.95	11/20/2017
Kim M. Davidson	6,600	(3)	4,400	(3)	$11.60	8/10/2015	5,920	$40,848
	1,000	(5)	1,500	(5)	$13.00	11/21/2016
	700	(4)	2,800	(4)	$9.95	11/20/2017
Janet Bossi	6,600	(3)	4,400	(3)	$11.60	8/10/2015	5,920	$40,848
	700	(4)	2,800	(4)	$9.95	11/20/2017

(1)	These restricted stock grants vest at the rate of 20% per year, beginning on August 10, 2006.
(2)	Based upon the closing stock price of $6.90 on December 31, 2008.
(3)	These stock options vest at the rate of 20% per year, beginning on August 10, 2006.
(4)	These stock options vest at the rate of 20% per year, beginning on November 20, 2008.
(5)	These stock options vest at the rate of 20% per year, beginning on November 21, 2007.

Option Exercises and Stock Vested

The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during 2008. No named executive officer exercised any stock options during 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Steven E. Brady	8,580	$84,513
Donald F. Morgenweck	2,960	$29,156
Anthony J. Rizzotte	3,600	$35,460
Kim M. Davidson	2,960	$29,156
Janet Bossi	2,960	$29,156

Pension Benefits

Ocean City Home Bank maintains salary continuation agreements with Messrs. Brady and Rizzotte to provide the executives with additional compensation at retirement or upon termination of employment by reason of death or disability.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)
Steven E. Brady	Salary Continuation Agreement	17	$1,972,658
Anthony J. Rizzotte	Salary Continuation Agreement	17	789,819

(1)	The accumulated benefit under the salary continuation agreements is calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using a 6.0% discount rate.

Nonqualified Deferred Compensation

There were no contributions to the stock-based deferred compensation plan or supplemental executive retirement plan by named executive officers or Ocean Shore Holding, and no withdrawals by executive officers under the plans, during fiscal year 2008.

Name	Plan Name	Aggregate Balance at Last Fiscal Year End (1)
Steven E. Brady	Supplemental Executive Retirement Plan Stock-based Deferred Compensation Plan	$16,981 23,228

Donald F. Morgenweck	Supplemental Executive Retirement Plan Stock-based Deferred Compensation Plan	— 9,861

Anthony J. Rizzotte	Supplemental Executive Retirement Plan Stock-based Deferred Compensation Plan	— 17,767

Kim M. Davidson	Supplemental Executive Retirement Plan Stock-based Deferred Compensation Plan	— 9,058

Janet Bossi	Supplemental Executive Retirement Plan Stock-based Deferred Compensation Plan	— 8,228

(1)	Reflects the market value as of December 31, 2008 of Ocean Shore Holding shares credited to each executive officer under the plans.

Retirement Benefits

Ocean City Home maintains salary continuation agreements with Messrs. Brady and Rizzotte to provide the executives with additional compensation at retirement or upon termination of employment by reason of death or disability. Messrs. Brady and Rizzotte are entitled to an annual benefit for a period of 20 and 15 years, respectively, upon normal retirement at or after age 60. A reduced benefit is payable if the executive retires prior to age 60. The annual benefits are payable on a monthly basis to the executives or their designated beneficiaries. Benefits payable under the salary continuation agreements are reduced by any benefits paid under the executives’ split dollar life insurance agreements.

Mr. Brady’s employment agreement provides that if he terminates employment at or after attaining age 60 for any reason other than cause, the Bank will continue health insurance coverage for Mr. Brady and his spouse until they both reach age 65. After that, the Bank will fund the cost of Medicare supplement coverage for Mr. Brady and his spouse for the remainder of their respective lives.

The Bank maintains a stock-based deferred compensation plan under which named executive officers may defer a discretionary bonus awarded to them upon meeting certain performance benchmarks established by the Board. The executive’s account balance under the plan will be distributed to the executive following the executive’s termination of service for any reason in either a lump sum or over a period of years, as elected by the executive.

Ocean City Home also maintains a supplemental executive retirement plan which provides restorative payments to executives designated by the Board of Directors who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula and the full matching contribution under the 401(k) plan. Ocean City Home’s Board of Directors has designated Mr. Brady to participate in the plan. The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the employee stock ownership plan and payments for employer matching contributions that cannot be allocated under the 401(k) plan due to the legal limitations imposed on tax-qualified plans. The benefits under the plan will be paid to Mr. Brady at the same time benefits are paid under the employee stock ownership plan and 401(k) plan.

Other Potential Post-Termination Benefits

Payments Made Upon Termination for Cause or Voluntary Termination by Executive. If Mr. Brady is terminated for cause, he will receive his base salary through the date of termination and may retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided. If Mr. Brady voluntarily terminates his employment under circumstances that would not constitute good reason (as defined in his employment agreement), he will be entitled to receive his base salary for a period of four months and will be subject to a non-compete agreement for that four month period.

Payments Made Upon Termination without Cause or for Good Reason. Mr. Brady’s employment agreement provides that if we choose to terminate his employment for reasons other than for cause, or if Mr. Brady resigns after specified circumstances that would constitute good reason, Mr. Brady will be entitled to receive an amount equal to his base salary due for the remaining term of his agreement, along with the contributions that would have been made on his behalf during the remaining term of his agreement to any of our employee benefit plans. We also will continue and/or pay for Mr. Brady’s life, health and dental coverage for the remaining term of his employment agreement. If Mr. Brady voluntarily terminates his employment agreement for good reason, he will be subject to a one year non-compete agreement.

Payments Made Upon Disability. Under Mr. Brady’s employment agreement, if he becomes disabled and his employment is terminated, he will be entitled to disability pay equal to 100% of his bi-weekly base salary in effect at the date of termination. He would continue to receive disability payments until the earlier of: (i) the date he returns to full employment with us, (ii) his death, (iii) attainment of age 65, or (iv) the date his employment agreement would have terminated had his employment not terminated because of disability. All disability payments would be reduced by the amount of any disability benefits payable under our disability plans. In addition, Mr. Brady would continue to be covered to the greatest extent possible under all benefit plans in which he participated prior to his disability as if he were actively employed by us.

Under their salary continuation agreements, if Mr. Brady or Rizzotte terminates employment prior to age 60 as a result of a disability, the Bank will deposit into a trust for the benefit of the executive the amount that has been or should have been accrued on Ocean City Home’s financial statements, whichever is greater, with respect to Ocean City Home’s obligations under the agreement. If the executive remains disabled as of age 60 and the assets of the trust are insufficient to provide the executive with the annual benefit due to the executive following retirement at that age, Ocean City Home will contribute an additional amount to the trust that, when combined with the existing assets of the trust, would provide the executive with the normal retirement benefit under the agreement.

Upon termination due to disability, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of termination due to disability or the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon termination due to disability.

Payments Made Upon Death. Under his employment agreement, Mr. Brady’s estate is entitled to receive the compensation due to him through the end of the month in which his death occurs.

Under Ocean City Home’s Stock-Based Deferred Compensation Plan, if the executive dies before the end of the deferral period or after termination of employment but before the distribution of the executive’s account balance, the executive’s designated beneficiary or estate will receive the benefits to which the executive was entitled.

Under their salary continuation agreements, if Mr. Brady or Mr. Rizzotte dies while in active service with Ocean City Home, their designated beneficiaries are entitled to an annual benefit for a period of 20 years and 15 years, respectively. If the executive dies after payments under the agreement have commenced, their designated beneficiary will be entitled to the remaining payments. No benefit will be payable under the salary continuation agreements if any benefit is paid under the executives’ split dollar life insurance agreements.

Ocean City Home maintains split-dollar life insurance agreements with Messrs. Brady and Rizzotte. The agreements provide each executive’s beneficiary with a cash payment upon the death of the executive. If the executive terminates employment prior to age 60 other than by reason of disability or following a change in control, the death benefit will be reduced proportionately by reference to the vested benefit under the executive’s salary continuation agreement.

Ocean City Home maintains a Director and Executive Life Insurance Plan that provides the named executive officers with death benefits for their designated beneficiaries. If the officer dies while actively employed by Ocean City Home, the death benefit will be equal to three times the officer’s base annual salary (as defined in the plan), less any group term life insurance benefit. If the officer dies following termination of employment with Ocean City Home where termination is due to disability, after early retirement age (as determined under the plan) or within two years of a change in control, the death benefit will be equal to two times the officer’s base annual salary upon termination of employment. Participation in the plan ceases immediately upon termination for cause (as defined in the plan), termination prior to early retirement for reasons other than disability or following a change in control or upon actively working for a new employer following termination due to disability.

Upon termination due to death, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of death or the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon death.

Payments Made Upon a Change in Control. Mr. Brady’s employment agreement provides that if during the two year period following a change in control (as defined in the agreement) Mr. Brady’s employment is terminated without cause or he voluntary terminates his employment for good reason, Mr. Brady will be entitled to a severance payment equal to 2.99 times the average of his annual compensation over the five calendar years preceding the change in control. For purposes of this calculation, annual compensation will include all taxable income plus any retirement contributions or benefits made or accrued on his behalf during the period. In addition, Mr. Brady also will be entitled to receive the contributions he would have received under our retirement programs for a period of 36 months, as well as health, life and disability coverage for that same time period. Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the individual’s “base amount” (defined as average annual taxable compensation over the five preceding calendar years) constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. Mr. Brady’s employment agreement provides that if the total value of the benefits provided and payments made to him in connection with a change in control, either under his employment agreement alone or together with other payments and benefits that he has the right to receive from Ocean Shore Holding and Ocean City Home, exceed three times his base amount (“280G Limit”), his severance payment will be reduced or revised so that the aggregate payments do not exceed his 280G Limit.

Ocean City Home has entered into change in control agreements with Messrs. Rizzotte and Morgenweck and Mss. Davidson and Bossi. The agreements were entered into effective December 21, 2004 and had an initial term of three years for Mr. Rizzotte and two years for Mr. Morgenweck and Mss. Davidson and Bossi. On each anniversary of the date of the agreement the Board of Directors may extend the agreement for an additional year, unless the executive requests that the term not be extended. As a result of the amendment of Ms. Davidson’s agreement and extensions approved by the Board of Directors, the change in control agreements of Mr. Rizzotte and Mrs. Davidson currently have terms through December 21, 2010. The change in control agreements of Mr. Morgenweck and Ms. Bossi currently have terms through December 21, 2009. The agreements of Mr. Rizzotte and Mrs. Davidson provide that if, following a change in control, the executive’s employment is terminated without cause or the executive voluntary terminates employment for good reason, the executive will be entitled to a severance payment equal to three times the average of his annual compensation over the five calendar years preceding the change in control, plus coverage under Ocean City Home’s health and welfare plans for 36 months. The agreements of Mr. Morgenweck and Ms. Bossi provide for a severance payment equal to two times the average of his annual compensation over the five calendar years preceding the change in control, plus coverage under Ocean City Home Bank’s health and welfare plans for 24 months. The terms “change in control” and “good reason” are defined in the change in control agreements. The change in control agreements provide that the total value of the benefits provided and payments made to an executive may not exceed his or her 280G Limit and that to avoid such a result the severance payment would be reduced.

Under their salary continuation agreements, Messrs. Brady and Rizzotte are entitled to an annual benefit for a period of 20 years and 15 years, respectively, following termination of employment before age 60 following a change in control. The annual benefits are payable on a monthly basis to the executives or their designated beneficiaries.

Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by us on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under our employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s 280G Limit.

In addition to providing for benefits lost under the employee stock ownership plan and 401(k) plan as a result of limitations imposed by the Internal Revenue Code, the supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control (as defined in the plan) before the complete scheduled repayment of the employee stock ownership plan loan. Mr. Brady is currently the only participant in the plan. The supplement benefit is equal to the benefit he would have received under our employee stock ownership plan, had he remained employed throughout the term of the plan’s acquisition loan, less the benefits actually provided under the employee stock ownership plan on his behalf. All benefits received under this plan count towards Mr. Brady’s 280G Limit.

In the event of a change in control of Ocean Shore Holding or Ocean City Home, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon a change in control. The value of the accelerated options and restricted stock grants count towards Mr. Brady’s 280G Limit.

Potential Post-Termination Benefits Table. The amount of compensation payable to each named executive officer upon termination for cause or voluntary termination by the executive, termination without cause or with good reason, change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in the Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and awards are based on the fair market value of the Company’s common stock on December 31, 2008, which was $6.90. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

	Payments Due Upon
	Termination For Cause or Voluntary Termination by Executive		Termination Without Cause or Termination with Good Reason	Disability	Death	Retirement (1)	Change in Control With Termination of Employment
Steven E. Brady
Cash severance payment (2)	$130,000		$1,170,000	$1,170,000	$—	$—	$1,236,380
Health and welfare benefits (3)	—		44,850	44,850	—	—	44,850
Stock options (4)	—		—	—	—	—	—
Stock awards (5)	—		—	118,404	118,404	—	118,404
Payment under salary continuation agreement (6)	102,384	(7)	102,384	221,831	—	102,384	221,831
Payment under SERP (8)	6,981		16,981	16,981	16,981	16,981	16,981
Payment under director and executive life insurance plan	—		—	—	1,170,000	—	—
Payment under split dollar life insurance agreement	—		—	—	2,868,800	—	—

Total Payment (9)	$239,365		$1,334,215	$1,572,066	$4,174,185	$119,365	$1,638,446

Anthony J. Rizzotte
Cash severance payment	$—		$—	$—	$—	$—	$662,170
Health and welfare benefits (3)	—		—	—	—	—	20,919
Stock options (4)	—		—	—	—	—	—
Stock awards (5)	—		—	49,680	49,680	—	49,680
Payment under salary continuation agreement (6)	52,841	(7)	52,841	114,489	—	52,841	114,489
Payment under director and executive life insurance plan	—		—	—	609,000	—	—
Payment under split dollar life insurance agreement	—		—	—	1,178,662	—	—

Total Payment (9)	$52,841		$52,841	$164,169	$1,837,342	$52,841	$807,258

Donald Morgenweck
Cash severance payment	$—		$—	$—	$—	$—	$248,857
Health and welfare benefits (3)	—		—	—	—	—	13,946
Stock options (4)	—		—	—	—	—	—
Stock awards (5)	—		—	40,848	40,848	—	40,848
Payment under director and executive life insurance plan	—		—	—	405,000	—	—

Total Payment (9)	$—		$—	$40,848	$445,848	$—	$303,651

Kim M. Davidson
Cash severance payment	$—		$—	$—	$—	$—	$370,392
Health and welfare benefits (3)	—		—	—	—	—	20,919
Stock options (4)	—		—	—	—	—	—
Stock awards (5)	—		—	40,848	40,848	—	40,848
Payment under director and executive life insurance plan	—		—	—	456,000	—	—

Total Payment (9)	$—		$—	$40,848	$496,848	$—	$432,159

Janet Bossi
Cash severance payment	$—		$—	$—	$—	$—	$218,146
Health and welfare benefits (3)	—		—	—	—	—	17,729
Stock options (4)	—		—	—	—	—	—
Stock awards (5)	—		—	40,848	40,848	—	40,848
Payment under director and executive life insurance plan	—		—	—	405,000	—	—

Total Payment (9)	$—		$—	$40,848	$445,848	$—	$276,723

(1)	No named executive officer was eligible for normal retirement pursuant to any applicable retirement plan on December 31, 2008.
(2)	Termination for Cause or Voluntary Termination by Executive: In the event of voluntary termination by the executive, Mr. Brady is entitled to receive his base salary for a period of four months. In the event of termination for cause, Mr. Brady is entitled to receive his base salary through the date of termination. Termination without Cause or Termination with Good Reason: Reflects continuation of base salary through the remaining term of Mr. Brady’s employment agreement. Disability: Reflects payment of 100% of base salary until age 65, payments may terminate at an earlier date. See “Employment Agreements”. Disability payments payable under Mr. Brady’s employment agreement would be reduced by the amount of any disability payments under our disability plans. Change in Control with Termination of Employment: Reflects a lump sum cash payment equal to two or three times the executive’s “base amount,” within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.
(3)	Termination for Cause or Voluntary Termination by Executive: In the event of voluntary termination by the executive, Mr. Brady is entitled to receive health and welfare benefits for a period of four months. In the event of termination for cause, Mr. Brady is entitled to receive his health and welfare benefits through the date of termination. Termination without Cause or Termination with Good Reason: Reflects continuation of health and welfare benefits through the remaining term of Mr. Brady’s employment agreement. Disability: Reflects continuation of health and welfare benefits for Mr. Brady through age 65. Change in Control with Termination of Employment: Reflects continuation of health and welfare benefits for a period of two or three years. Amounts are based on the cost of benefits for 2008 without giving effect to any future increases.
(4)	Represents the estimated value of accelerated vesting of stock options. The accelerated stock options are shown as having a value of $0 because the strike prices of the options are above the closing price on The Nasdaq Stock Market on the last business day of the year.
(5)	Represents the estimated value of accelerated vesting of stock awards, calculated as the number of unvested stock awards multiplied by the closing price on The Nasdaq Stock Market on the last business day of the year.
(6)	For Mr. Brady, represents an annual benefit payable over a 20 year period in monthly installments. For Mr. Rizzotte, represents an annual benefit payable over a 15 year period in monthly installments. The payments due upon termination for disability do not commence until the month following attainment of age 62 for Mr. Brady and age 60 for Mr. Rizzotte.
(7)	The executives are not entitled to this amount following termination for Cause.
(8)	The value of Mr. Brady’s accrued benefit will be distributed in the same form and at the same time as his distribution is from the ESOP.
(9)	The amounts shown above do not reflect the fact that if, in the event payments to the executive in connection with a change in control or otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments may be reduced to the extent necessary so that the excise tax does not apply.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c) Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	424,874	$11.52	4,500
Equity compensation plans not approved by security holders	—	—	—
Total	424,874	$11.52	4,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008)

3.2	Bylaws of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008)

4.1	Specimen Stock Certificate of Ocean Shore Holding Co. (incorporated by reference to Exhibit 4.0 the Registrant’s Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.1 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.2	*Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.8 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.3	*Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto (incorporated by reference to Exhibit 10.9 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.4	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.10 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.5	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte (incorporated by reference to Exhibit 10.11 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.6	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte (incorporated by reference to Exhibit 10.6 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck (incorporated by reference to Exhibit 10.7 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.8	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson (incorporated by reference to Exhibit 10.8 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi (incorporated by reference to Exhibit 10.9 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.10	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito (incorporated by reference to Exhibit 10.10 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.11	*Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.12	*Ocean City Home Bank Director and Executive Life Insurance Plan (incorporated by reference to Exhibit 10.12 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.13	*Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.14	*Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan (incorporated by reference to Exhibit 10.14 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.15	*Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.15 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	*Ocean Shore Holding Co. 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Ocean Shore Holding Co. (File No. 000-51000) Proxy Statement filed on June 7, 2005)

10.17	*Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Ocean Shore Holding Co. Form S-8 (File No. 333-121595) filed on August 15, 2005)

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004)

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

	By:	/S/ STEVEN E. BRADY
Date: March 30, 2009		Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 30, 2009

/S/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 30, 2009

/S/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 30, 2009

/S/ FREDERICK G. DALZELL, M.D. Frederick G. Dalzell, M.D.	Director	March 30, 2009

/S/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 30, 2009

/S/ ROBERT A. PREVITI, ED.D. Robert A. Previti, Ed.D.	Director	March 30, 2009

/S/ JOHN L. VAN DUYNE, JR. John L. Van Duyne, Jr.	Director	March 30, 2009

/S/ SAMUEL R. YOUNG Samuel R. Young	Director	March 30, 2009