Form 10-Q
period 2009-09-30
Ocean Shore Holding Co.
filed 2009-11-16
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:

At November 1, 2009, the registrant had no shares of $0.01 par value common stock outstanding.

EXPLANATORY NOTE

Ocean Shore Holding Co., a New Jersey corporation (the “Registrant”), was organized by Ocean City Home Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange for the currently issued and outstanding shares of Ocean Shore Holding Co., a federal corporation and the current mid-tier holding company for the Bank (“Ocean Shore Holding”), held by persons other than OC Financial MHC. The Registrant filed a registration statement on Form S-1 (File No. 333-153454) with the Securities and Exchange Commission (the “SEC”) on September 12, 2008, which was declared effective by the SEC on November 12, 2008. The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on November 12, 2008 and were approved by the shareholders of Ocean Shore Holding and members of OC Financial MHC on January 8, 2009. The Plan of Conversion will terminate on January 8, 2011 if Ocean Shore Holding has not completed the conversion by that date.

The information in this report is for Ocean Shore Holding. Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$16,450,511	$8,530,159

Cash and cash equivalents	16,450,511	8,530,159
Investment securities held to maturity
(estimated fair value—$3,723,870 at September 30, 2009; $4,202,057 at December 31, 2008)	3,561,840	4,114,469
Investment securities available for sale
(amortized cost— $28,927,221 at September 30, 2009; $35,873,706 at December 31, 2008)	26,773,936	33,290,674
Loans—net of allowance for loan losses of $3,478,843 at September 30, 2009 and $2,683,956 at December 31, 2008	655,531,975	594,452,171
Accrued interest receivable:
Loans	2,400,603	2,165,345
Investment securities	155,274	327,534
Federal Home Loan Bank stock—at cost	6,503,500	7,095,100
Office properties and equipment—net	12,976,829	11,785,068
Prepaid expenses and other assets	4,779,193	3,512,638
Real estate owned	157,217	—
Cash surrender value of life insurance	11,178,069	10,859,714
Deferred tax asset—net	2,161,091	2,340,860

TOTAL ASSETS	$742,630,038	$678,473,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$51,564,669	$49,827,698
Interest bearing deposits	481,278,217	406,127,306
Advances from Federal Home Loan Bank	117,900,000	133,800,000
Junior subordinated debentures	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,414,854	3,148,335
Accrued interest payable	813,297	1,150,421
Other liabilities	4,793,281	4,569,113

Total liabilities	675,228,318	614,086,873

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued;
8,311,484 and 8,323,374 shares outstanding at September 30, 2009 and December 31, 2008	87,627	87,627
Additional paid-in capital	38,851,563	38,516,037
Retained earnings - partially restricted	37,880,383	35,517,684
Treasury stock – at cost: 451,258 and 439,268 shares at September 30, 2009 and December 31, 2008	(5,429,037)	(5,332,015)
Common stock acquired by employee benefits plans	(2,118,240)	(2,289,990)
Deferred compensation plans trust	(493,108)	(485,037)
Accumulated other comprehensive loss	(1,377,468)	(1,627,447)

Total stockholders’ equity	67,401,720	64,386,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,630,038	$678,473,732

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,969,287	$8,386,224	$26,023,194	$24,469,052
Taxable interest on mortgage-backed securities	294,000	380,550	942,828	1,232,150
Non-taxable interest on municipal securities	17,750	23,482	58,794	70,264
Taxable interest and dividends on other investment securities	221,639	301,569	614,044	1,132,198

Total interest and dividend income	9,502,676	9,091,825	27,638,860	26,903,664

INTEREST EXPENSE:
Interest on deposits	2,214,540	2,476,523	6,763,280	7,866,682
Interest on borrowings	1,530,940	1,745,001	4,588,606	5,216,158

Total interest expense	3,745,480	4,221,524	11,351,886	13,082,840

NET INTEREST INCOME	5,757,196	4,870,301	16,286,974	13,820,824
PROVISION FOR LOAN LOSSES	490,500	113,900	894,500	272,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,266,696	4,756,401	15,392,474	13,548,324

OTHER INCOME:
Service charges	442,898	448,478	1,291,215	1,256,884
Cash surrender value of life insurance	108,386	109,036	318,355	319,089
Gain (loss) on sale of securities	—	—	6,133	(50,250)
Impairment charge on AFS securities(1)	—	(1,296,800)	(1,077,400)	(1,609,765)
Other	238,669	176,336	631,973	498,332

Total other income	789,953	(562,950)	1,170,276	414,290

OTHER EXPENSE:
Salaries and employee benefits	2,164,347	2,045,448	6,513,088	6,021,839
Occupancy and equipment	908,025	818,728	2,678,766	2,329,984
Federal insurance premiums	158,002	33,522	623,127	57,579
Advertising	93,892	89,275	292,158	275,444
Professional services	163,629	153,863	499,291	521,811
Real estate owned expense	19,706	—	30,374	—
Charitable contributions	40,500	30,000	100,500	90,000
Other operating expenses	390,625	359,608	1,148,616	1,023,103

Total other expenses	3,938,726	3,530,444	11,885,920	10,319,760

INCOME BEFORE INCOME TAXES	2,117,923	663,007	4,676,830	3,642,854

INCOME TAX EXPENSE	804,985	321,549	1,779,774	1,482,588

NET INCOME	$1,312,938	$341,458	$2,897,056	$2,160,266

Earnings per share, basic:	$0.16	$0.04	$0.36	$0.27
Earnings per share, diluted:	$0.16	$0.04	$0.36	$0.27

(1)

Impairment charge on AFS securities required no bifurcation reclassification to Other Comprehensive Income upon adoption of FSP SFAS 115-2 and SFAS 124-2 (ASC 320-10 Investments - Debt and Equity) as the entire amount of charge was concluded to be credit impairment.

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,897,056	$2,160,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	590,939	(55,438)
Provision for loan losses	894,500	272,500
Stock-based compensation expense	507,277	626,146
Impairment charge on AFS securities	1,077,400	1,609,765
Gain on call of AFS securities	(6,133)	(3,790)
Loss on sale of AFS securities	—	54,040
Gain on sale of real estate owned	(5,311)	—
Cash surrender value of life insurance	(318,355)	(319,089)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(62,998)	51,170
Prepaid expenses and other assets	(1,266,555)	(449,186)
Accrued interest payable	(337,124)	(284,002)
Other liabilities	224,168	339,098

Net cash provided by operating activities	4,194,863	4,001,480

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	5,115,269	6,149,420
Mortgage-backed securities held to maturity	538,440	479,832
Investment securities available for sale	238,137	—
Loans originated, net	(62,725,079)	(48,455,842)
Purchases of:
Loans receivable	—	(2,307,378)
Investment securities held to maturity	(659,727)	(12,580)
Federal Home Loan Bank stock	(11,521,050)	(5,395,900)
Office properties and equipment	(1,933,788)	(1,852,212)
Proceeds from sales of:
Federal Home Loan Bank stock	12,112,650	4,315,300
Real estate owned	773,378	—
Proceeds from maturities of:
Investment securities available for sale	500,000	8,809,236
Investment securities held to maturity	672,307	969,344

Net cash used in investing activities	(56,889,463)	(37,300,780)

FINANCING ACTIVITIES:
Increase in deposits	76,887,882	45,452,112
Decrease in securities sold under agreements to repurchase	—	(5,750,000)
Advances from the Federal Home Loan Bank, net	(15,900,000)	24,770,000
Dividends paid	(534,356)	(357,536)
Purchase of treasury stock	(97,023)	(392,389)
Purchase of shares by deferred compensation plans trust	(8,070)	(20,271)
Increase in advances from borrowers for taxes and insurance	266,519	242,244

Net cash provided by financing activities	60,614,952	63,944,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,920,352	30,644,860
CASH AND CASH EQUIVALENTS—Beginning of period	8,530,159	9,540,392

CASH AND CASH EQUIVALENTS—End of period	$16,450,511	$40,185,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$11,689,010	$13,366,843

Income taxes	$2,646,784	$1,447,000

Non cash transfers to real estate owned totaled $925,281 as of September 30, 2009 and $0 as of December 31, 2008.

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period. In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through November 16, 2009, which is the date the financial statements are issued.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, deferred income taxes and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Other Comprehensive Income (Loss) - The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition. Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings, when applicable. The company reported other comprehensive income of $3.1 million and $1.6 million for the nine months ended September 30, 2009 and September 30, 2008 respectively. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Nine Months Ended September 30,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$(143,212)	$47,370	$(95,842)	$(2,309,776)	$667,315	$(1,642,457)
Cumulative effect of adopting FASB ASC 320-10	—	—	—	—	—	—
Less:
Reclassification adjustment for net impairment loss recognized in earnings	463,399	(117,579)	345,820	1,609,765	(565,910)	1,043,855

Net unrealized gain (loss) on securities available for sale	$320,187	$(70,209)	$249,978	$(700,011)	$101,409	$(598,602)

In June 2009, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (FASB Accounting Standards Codification (“ASC”) 105-10 Generally accepted accounting principles). The topic of the FASB Accounting Standards Codification, establishes the FASB Accounting Standards CodificationTM as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company has adopted the requirements of ASC 105-10 for the quarterly period ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10 Subsequent Events). Subsequent Events topic of the FASB Accounting Standards Codification sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement requires that management of a public company evaluate subsequent events for recognition and/or disclosure through the date of issuance, disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for recognized subsequent events and non-recognized subsequent events. Recognized subsequent events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. The requirements of the topic are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10 Financial Instruments). The Financial Instruments topic of the FASB Accounting Standards Codification requires a public entity to provide disclosures about fair value of financial instruments in interim financial information, effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009. As the standard amends only the disclosure requirements of financial instruments, the adoption did not impact the Company’s consolidated financial position, results of operations, or statement of cash flows. The disclosures required by this statement are contained in Note 9.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10 Investments - Debt and Equity) which amends existing guidance for determining whether an impairment of debt securities is other than temporary and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The investments topic of the FASB Accounting Standards Codification also indicates that declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses if the company does not expect to recover the entire amortized cost basis of the securities. The amount of impairment related to other factors is recognized in other comprehensive income. The provisions of this topic are effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10 Fair Value Measurements and Disclosures). This guidance includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions in an inactive market are distressed unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. The provisions are effective for interim and annual periods ending after June 15, 2009. The Company adopted this requirements as of June 30, 2009 and it had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows The disclosures required by this statement are contained in Note 9.

In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securities Financial Assets (ASC 325-40 Investments Other- Beneficial interests In Securitized Financial Assets) to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. This ASC amended previous guidance to more closely align the OTTI guidance therein to the guidance in ASC 320, Investments – Debt & Equity Securities. The section is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The company adopted the requirements as of December 31, 2008 and it did not have material impact on the Company’s financial condition, results of operations or statement of cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10 Earnings Per Share). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. It is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of ASC 260-10 on January 1, 2009 and it did not have an impact on the Company’s consolidated financial position, results of operations, or statement of cash flows, as it did not change its current practice.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt securities – Municipal	$—	$—	$—	$—
US treasury and government sponsored entity mortgage-backed securities	3,561,840	162,030	—	3,723,870

Totals	$3,561,840	$162,030	$—	$3,723,870

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$820,122	$8,278	$—	$828,400
Municipal securities	1,418,795	16,041	—	1,434,836
Corporate	8,196,923	—	(3,017,094)	5,179,829
Equity securities	2,596	11,221	(952)	12,865
US treasury and government sponsored entity mortgage-backed securities	18,488,785	833,111	(3,890)	19,318,006

Totals	$28,927,221	$828,651	$(3,021,936)	$26,773,936

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt securities - Municipal	$12,580	$—	$—	$12,580
US treasury and government sponsored entity mortgage-backed securities	4,101,889	87,588	—	4,189,477

Totals	$4,114,469	$87,588	$—	$4,202,057

Available for Sale
Debt securities:
U.S. Federal Agencies	$1,058,060	$—	$(66,198)	$991,862
Municipal	1,911,854	17,173	—	1,929,027
Corporate	9,273,120	—	(2,920,884)	6,352,236
Equity securities	2,596	11,391	—	13,987
US treasury and government sponsored entity mortgage-backed securities	23,628,076	497,061	(121,575)	24,003,562

Totals	$35,873,706	$525,625	$(3,108,657)	$33,290,674

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	—	—	5,179,629	(3,017,094)	5,179,629	(3,017,094)
Equity securities	1,644	(952)	—	—	1,644	(952)
US treasury and government sponsored entity mortgage-backed securities	$—	$—	$770,620	$(3,890)	$770,620	$(3,890)

Totals	$1,644	$(952)	$5,950,249	$(3,020,984)	$5,951,893	$(3,021,936)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
US Federal Agencies	$991,862	$(66,198)	$—	$—	$991,862	$(66,198)
Corporate	3,525,038	(709,813)	2,452,798	(2,211,071)	5,977,836	(2,920,884)
US treasury and government sponsored entity mortgage-backed securities	4,454,378	(87,356)	1,176,737	(34,219)	5,631,115	(121,575)

Totals	$8,971,278	$(863,367)	$3,629,535	$(2,245,290)	$12,600,813	$(3,108,657)

Management has reviewed its investment securities as of September 30, 2009 and has determined that all declines in fair value below amortized cost were concluded to be temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20 (ASC 325-10), Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset as amended by FSP EITF 99-20-1 (ASC 325-10 Investments Other - Beneficial Interests in Securitized Financial Assets), Amendments to the Impairment Guidance of EITF Issue No. 99-20, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1 (ASC 320-10 Investments - Debt and Equity), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10 Investments - Debt and Equity). The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In April 2009, the accounting regulations in the United States changed the existing impairment guidelines with respect to debt securities requiring the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs where available. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Upon adoption of the new accounting regulations, the Company was required to record a cumulative effect adjustment to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income. The adoption had no impact on the opening balance sheet as the entire amount of the previously recorded charges was concluded to be credit related impairment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarter ended September 30, 2009, the Company updated its assessment of securities with unrealized losses and whether the losses were temporary in nature. Upon completion of this review, no additional credit losses were incurred related to securities for which the Company had previously recorded an OTTI charge in prior periods or other securities which were in unrealized loss positions at September 30, 2009.

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of July 1, 2009	$3,000
Additions for credit related OTTI charges on previously unimpaired securities	—
Reductions for securities sold during the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—

Credit component of OTTI as of September 30, 2009	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have Fitch credit ratings below investment grade at September 30, 2009. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of September 30, 2009:

September 30, 2009
Future loss rate assumption per annum	.8 to 1.2%
Expected cumulative loss percentage	27.8%
Cumulative loss percentage to date	27.7 to 21.1%
Remaining life	34 years

Corporate Debt Securities – The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuers and CDOs backed by bank trust preferred capital securities.

At September 30, 2009, six debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 36.8% from the Company’s amortized cost basis. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. These securities were performing in accordance with their contractual terms as of September 30, 2009, and had paid all contractual cash flows since the Company’s initial investment. Accordingly, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and that the decline in value was attributed to the illiquidity in the financial markets, based upon its analysis and the fact that the Company does not intend to sell these securities and that it is more likely than not that the Company will not be required to sell these securities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States Treasury and Government Sponsored Enterprise Mortgage-Backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2009, five agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 0.5% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities, and the Company anticipates it will recover the entire amortized cost basis of the securities. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$—	$—	$820,122	$848,400
Due after 1 year through 5 years	—	—	1,000,000	685,430
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	8,615,718	5,929,235

Total	$—	$—	$10,435,840	$7,443,065

Equity securities had a cost of $2,596 and a fair value of $12,865 as of September 30, 2009. Mortgage-backed securities had a cost of $22,050,625 and a fair value of $23,041,876.

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	September 30, 2009	December 31, 2008
Real estate - mortgage:
One-to-four family residential	$516,850,197	$464,730,789
Commercial and multi-family	48,031,508	42,611,805

Total real estate-mortgage	564,881,705	507,342,594

Real estate - construction:
Residential	6,264,393	7,858,248
Commercial	2,766,986	1,020,978

Total real estate - construction	9,031,379	8,879,226

Commercial	18,777,280	17,111,799

Consumer:
Home equity	62,381,334	60,019,783
Other consumer loans	938,848	956,958

Total consumer loans	63,320,182	60,976,741

Total loans	656,010,546	594,310,360
Net deferred loan cost	3,000,272	2,825,767
Allowance for loan losses	(3,478,843)	(2,683,956)

Net total loans	$655,531,975	$594,452,171

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of period	$2,683,956	$2,307,225
Provision for loan loss	894,500	272,500
Charge-offs	101,015	—
Recoveries	1,402	3,154

Balance, end of period	$3,478,843	$2,582,879

Non-performing loans:

	September 30, 2009	December 31, 2008
Real estate mortgage loans – residential	$2,486,194	$1,860,560
Real estate mortgage loans – commercial	—	—
Commercial loans	—	—
Consumer loans	39,837	111,945

Total non-accrual and 90 days or more past due	2,526,031	1,972,505
Real estate owned	157,217	—

Total non-performing assets	$2,683,248	$1,972,505

The Company established a provision for loan losses of $490,500 for the quarter ended September 30, 2009 and $894,500 for the nine month period ended September 30, 2009 as compared to $113,900 and $272,500 for the comparable periods in 2008. The primary factors in the increase of the loan loss provision for the nine month period ended September 30, 2009 were loan growth and specific reserves for two loans in foreclosure and concluded to be impaired.

At September 30, 2009, the Company’s non-performing assets (which consist of nonaccrual loans and other real estate owned) totaled $2.7 million or 0.36% of total assets. Non-performing assets consisted of other real estate owned totaling approximately $157,000, nine one-to-four family residential mortgage loans totaling $2.5 million and two consumer loan totaling $39,837. The allowance for loan losses totaled $3.5 million, or 0.53% of total loans and 137.7% of non-performing loans.

Nonperforming loans (which consist of nonaccrual loans) at September 30, 2009 and December 31, 2008 amounted to approximately $2.5 million and $2.0 million, respectively.

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

As of September 30, 2009 and December 31, 2008, the recorded investment in loans that are considered to be impaired was as follows:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Impaired collateral-dependant loans with related allowance	$760	$—
Impaired collateral-dependant loans with no related allowance	1,766	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other data for impaired loans for the nine months ended September 30, 2009 and 2008 is as follows:

Nine Months Ended
	September 30, 2009	September 30, 2008
(dollars in thousands)
Average impaired loans	$591	$—
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

4. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
NOW and other demand deposit accounts	$254,075,873	1.00%	$198,221,817	0.87%
Passbook savings and club accounts	63,219,694	1.12%	55,402,098	1.11%

Subtotal	317,295,567		253,623,915

Certificates with original maturities:
Within one year	117,608,303	1.94%	106,673,971	2.68%
One to three years	72,989,179	3.01%	69,603,329	4.24%
Three years and beyond	24,949,837	4.08%	26,053,789	4.17%

Total certificates	215,547,319		202,331,089

Total	$532,842,886		$455,955,004

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2009 and December 31, 2008 amounted to $87,784,291 and $88,838,098, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2009 and December 31, 2008 amounted to $101,582,660 and $66,886,193, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator	$1,312,938	$341,458	$2,897,056	$2,160,266
Denominators:
Basic average shares outstanding	8,052,772	8,007,999	8,038,711	7,999,467
Effect of dilutive securities	49,156	83,416	61,994	96,278

Diluted average shares outstanding	8,101,928	8,091,415	8,100,705	8,095,745
Earnings per share:
Basic	$0.16	$0.04	$0.36	$0.27
Diluted	$0.16	$0.04	$0.36	$0.27

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009 and 2008, there were 424,874 and 427,374 outstanding options that were anti-dilutive, respectively.

6. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment (ASC 718, Compensation – Stock Compensation). The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the stock compensation topic of the FASB Accounting Standards Codification, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, (ASC 505-50, Equity-Based Payments to Non-Employees) the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period using the straight-line method.

The Company’s 2005 Equity-Based Incentive Plan (the “Equity Plan”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Equity Plan is to attract and retain personnel for positions of substantial responsibility and to provide additional incentives to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Equity Plan, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the exercise price equal to the then fair market value of the Company’s stock.

A summary of the status of the Company’s stock options under the Equity Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009 are presented below:

	Nine Months Ended September 30, 2009
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	424,874	$11.52
Granted	—
Exercised	—
Forfeited	—

Outstanding at the end of the period	424,874	$11.52

Exercisable at the end of the period	307,575	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2009:

	Options Outstanding
Date Issued	Number of Shares	Exercisable Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	363,500	290,800	$11.60	5.8 years
November 21, 2006	22,500	9,000	$13.00	7.1 years
November 20, 2007	38,874	7,775	$9.95	8.1 years

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Non-vested Stock Award Activity:

	Nine Months Ended September 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	68,520	$11.60
Issued	—	—
Vested	34,260	11.60

Outstanding at September 30, 2009	34,260	$11.60

The compensation expense recognized for the three and nine months ended September 30, 2009 was approximately $123,811 and $385,506, respectively, as compared to $140,485 and $437,538 for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, there was approximately $79,321 and $331,146 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Equity Plan. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.1 years and 0.8 years, respectively.

7. INCOME TAXES

Income taxes increased $297,000 to $1.8 million for an effective tax rate of 38.1% for the nine months ended September 30, 2009 compared to $1.48 million for an effective tax rate of 40.7% for the same period in 2008.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2009, the tax years ended December 31, 2005, 2006, 2007 and 2008 were subject to examination by all tax jurisdictions. As of September 30, 2009, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the third quarter of 2009, the Board of Directors of the Company declared a cash dividend of $0.05 per share, which was paid on or about September 4, 2009 to stockholders of record as of the close of business on August 7, 2009.

9. FAIR VALUE MEASUREMENT

The Company accounts for fair value measurement in accordance the fair value measurement and disclosures topic of the FASB Accounting Standards Codification. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements and does not require any new fair value measurements. The fair value measurement and disclosures topic of the FASB Accounting Standards Codification applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The fair value measurement and disclosures topic of the FASB Accounting Standards Codification emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the US accounting regulations established a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The standard specifically defines the three levels of inputs that may be used to measure fair value:

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$20,146,406	$—
State and municipal obligations	—	1,434,836	—
Corporate securities	—	5,179,629	200
Equity securities	—	12,865	—

Totals	$—	$26,773,736	$200

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides details of the fair value measurement activity for Level 3 for the quarter ended September 30, 2009:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, July 1, 2009	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Outstanding at the end of the period	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

The following provides details of the fair value measurement activity for Level 3 for the nine months ended September 30, 2009:

Fair Value Measurement Activity – Level 3 (only)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2009	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:
Included in earnings (1)	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	63,420	63,420
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Outstanding at the end of the period	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the period in which the transfer occurred.

In accordance with the fair value measurement and disclosures topic of the FASB Accounting Standards Codification management assessed whether the volume and level of activity for certain assets have significantly decreased when compared with normal market conditions. The Company concluded that there has been a significant decrease in the volume and level of activity with respect to certain investments included in the corporate debt securities and classified as level 2 in accordance with the framework for fair value measurements. Fair value for such securities is obtained from third party broker quotes. The Company evaluated these values to determine that the quoted price is based on current information that reflects orderly transactions or a valuation technique that reflects market participant assumptions by benchmarking the valuation results and assumptions used against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114 (ASC 310 Receivables), collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At September 30, 2009, specific reserves were calculated for an impaired loan with a carrying amount of $760,000. The collateral underlying this loan had a fair value of $360,000, resulting in a specific reserve in the allowance for loan losses of $400,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $1.8 million at September 30, 2009, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance with AICPA Statement of Position No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others (ASC 942-325 Financial Services – Depository Lending –Investments Other). These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At September 30, 2009, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At September 30, 2009, the Company deemed one loan uncollectible and took possession of the underlying collateral. The collateral underlying the loan had a fair value of $95,000, with an aggregate carrying value of $198,000, triggering a net charge off of approximately $101,000.

In accordance with SFAS No. 107 Disclosures about Fair Value of Financial Instruments (ASC 825-10-50-10, Fair Value of Financial Instrument) the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	16,450,511	16,450,511	8,530,159	8,530,159
Investment securities:
Held to maturity	3,561,840	3,723,870	4,114,469	4,202,057
Available for sale	26,773,936	26,773,936	33,290,674	33,290,674
Loans receivable, net	655,531,975	676,556,998	594,452,171	606,679,000
Federal Home Loan Bank stock	6,503,500	6,503,500	7,095,100	7,095,100
Liabilities:
NOW and other demand deposit accounts	254,075,873	254,075,873	198,221,817	198,221,817
Passbook savings and club accounts	63,219,694	63,219,694	55,402,098	55,402,098
Certificates	215,547,319	212,245,230	202,331,089	198,395,816
Advances from Federal Home Loan Bank	117,900,000	128,870,381	133,800,000	149,194,352
Junior subordinated debenture	15,464,000	7,732,000	15,464,000	6,958,800

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. For investment securities that do not actively trade in the marketplace, (primarily our investment in trust preferred securities of non-publicly traded companies) fair value is obtained from third party broker quotes. The Company evaluates prices from a third party pricing service, third party broker quotes, and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. For securities classified as available for sale the changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable - Net—The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2009. The estimated fair value approximates the carrying amount.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2009 and December 31, 2008, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	Residential Properties	Total
Beginning balance, January 1, 2009	$—	$—
Transfers into real estate owned	925,281	925,281
Sales of real estate owned	(768,064)	(768,064)

Ending balance, September 30, 2009	$157,217	$157,217

During the nine months ended September 30, 2009, the Company had five properties transferred from loans of which three were disposed of during the period. The Company realized a gain on sale of approximately $5,000. The company had no real estate owned outstanding at December 31, 2008.

11. SECOND STEP CONVERSION

On August 20, 2008, the Boards of Directors of the Company, OC Financial MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company’s common stock held by persons other than OC Financial MHC will be converted into shares of a new New Jersey corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new New Jersey holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on November 12, 2008 and were approved by the shareholders of the Company and members of OC Financial MHC on January 8, 2009. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of September 30, 2009, the Company had incurred approximately $1,517,187 of conversion costs. The Company received an updated appraisal dated October 9, 2009 and has filed an updated prospectus with the Securities and Exchange Commission. The Company intends to commence a resolicitation of subscribers in its subscription offering and to conduct a direct community offering and syndicated community offering in mid November 2009. The Plan will terminate on January 8, 2011 if the Company has not completed the conversion by that date.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the period ended September 30, 2009.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Total assets of the Company increased by $64.1 million to $742.6 million at September 30, 2009 from $678.5 million at December 31, 2008. Loans receivable, net, increased $61.0 million, investment and mortgage-backed securities decreased $7.1 million and cash and cash equivalents increased by $7.9 million. Asset growth was funded by an increase in deposits of $76.9 million less a decrease in borrowings of $15.9 million.

Investments

Investments decreased $7.1 million to $30.3 million at September 30, 2009 from $37.4 million at December 31, 2008. The decrease was the result of normal repayments of mortgage-backed securities.

Loans

Loans receivable, net, increased $61.0 million to $655.5 million at September 30, 2009 from $594.5 million at December 31, 2008. Loan originations totaled $137.7 million for the nine months ended September 30, 2009 compared to $129.8 million originated in the nine months ended September 30, 2008. Real estate mortgage loan originations totaled $98.7 million, real estate construction loan originations totaled $11.3 million, consumer loan originations totaled $19.3 million and commercial loan originations totaled $8.4 million for the nine months ended September 30, 2009. Origination activity was offset by $75.0 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2009.

	September 30, 2009	December 31, 2008	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$516,850	$464,731	$52,119	11.2%
Commercial and multi-family	48,032	42,612	5,420	12.7

Total real estate – mortgage	564,882	507,343	57,539	11.3
Real estate – construction:
Residential	6,264	7,858	(1,594)	(20.3)
Commercial	2,767	1,021	1,746	171.0

Total real estate – construction	9,031	8,879	152	1.7
Commercial	18,778	17,111	1,667	9.7
Consumer:
Home equity	62,381	60,020	2,361	3.9
Other consumer loans	939	957	(18)	(1.9)

Total consumer loans	63,320	60,977	2,343	3.8
Total loans	656,011	594,310	61,701	10.4

Net deferred loan cost	3,000	2,826	174	6.2
Allowance for loan losses	(3,479)	(2,684)	(795)	29.6

Net total loans	$655,532	$594,452	$61,080	10.3%

Non-Performing Assets

Non-performing assets totaled $2.7 million at September 30, 2009 compared to $2.0 million at December 31, 2008 and $406,000 at September 30, 2008. The increase from December 31, 2008 was the result of an increase in non-performing residential real estate loans of $600,000 and real estate owned of $157,000, offset by a decrease in non-performing consumer loans of $72,000. Real estate owned added during the quarter was one loan totaling $97,000. Net charge-offs (recoveries) were $101,000 in the nine months ended September 30, 2009 compared to $(3,000) in the same period last year. The allowance for loan losses was 0.53% of total loans at September 30, 2009 versus 0.45% at September 30, 2008.

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,684	$2,307
Provision for loan losses	895	273
Recoveries	(1)	(3)
Charge-offs	102	—

Net charge-offs (recoveries)	101	(3)

Allowance at end of period	$3,478	$2,583

Allowance for loan losses as a percent of total loans	0.53%	0.45%
Allowance for loan losses as a percent of non-performing loans	137.7%	636.2%

	September 30, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans - residential	$2,486	$1,861
Real estate mortgage loans - commercial	—	—
Commercial loans	—	—
Consumer loans	40	112

Total of non-accrual and 90 days or more past due loans	2,526	1,973
Real estate owned	157	—

Total non-performing assets	$2,683	$1,973

Total non-performing loans to total loans	0.41%	0.33%
Total non-performing assets to total assets	0.36%	0.29%

Deposits

Deposits increased 76.9 million, or 16.9%, to $532.8 million at September 30, 2009 from $455.9 million at December 31, 2008. Interest bearing demand deposits increased $54.3 million, certificates of deposit increased $13.2 million, savings accounts increased $7.8 million and non-interest bearing checking accounts increased $1.6 million. The Company continued its focus on attracting core deposits, which increased $63.7 million, and accounted for 82.8% of the $76.9 million increase in deposits.

The following table summarizes changes in deposits in the nine months ended September 30, 2009.

	September 30,	December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$51,420	$49,828	$1,592	3.2%
Interest-bearing demand deposits	202,656	148,394	54,262	36.6%
Savings accounts	63,220	55,402	7,818	14.1%
Time deposits	215,547	202,331	13,216	6.5%

Total	$532,843	$455,955	$76,888	16.9%

Borrowings

Federal Home Loan Bank advances decreased $15.9 million to $117.9 million at September 30, 2009 from $133.8 million at December 31, 2008. Junior subordinated debt was unchanged at $15.5 million at September 30, 2009 compared to December 31, 2008.

Stockholders’ Equity

Stockholders’ equity increased $3.0 million to $67.4 million at September 30, 2009, from December 31, 2008, primarily as a result of $2.9 million of net income in 2009.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net income was $1.3 million for the three months ended September 30, 2009 as compared to $341,000 for the three months ended September 30, 2008. The $1.0 million, or 285.0%, increase in 2009 from 2008 was due to higher net interest income and other income, partially offset by higher provision for loan losses, other expense and income taxes.

Net income was $2.9 million for the nine months ended September 30, 2009 as compared to $2.2 million for the nine months ended September 30, 2008. The $737,000, or 34.1%, increase in 2009 from 2008 was due to higher net interest income and other income, partially offset by higher provision for loan losses, other expense and income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$1,313	$341	$2,897	$2,160
Basic earnings per share	$0.16	$0.04	$0.36	$0.27
Basic and diluted earnings per share	$0.16	$0.04	$0.36	$0.27
Return on average assets (annualized)	0.71%	0.21%	0.54%	0.44%
Return on average equity (annualized)	7.70%	2.12%	5.84%	4.49%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,969	$8,386	$583	7.0%
Investment securities	533	696	(163)	23.4
Other interest-earning assets	—	10	(10)	(100.0)

Total interest income	9,502	9,092	410	4.5

INTEREST EXPENSE:
Deposits	2,214	2,477	(263)	(10.6)
Borrowings	1,531	1,745	(214)	(12.3)

Total interest expense	3,745	4,222	(477)	(11.3)

Net interest income	$5,757	$4,870	$887	18.2

Interest income increased by $410,000 in the third quarter of 2009 compared to the third quarter of 2008. The increase was driven primarily by an increase in loan income of $583,000 offset by a decrease in investment income of $173,000.

Interest expense decreased by $477,000, or 11.3%, over the third quarter of 2008 primarily due to lower cost of deposits and lower amount of borrowings.

The interest rate spread and net interest margin were 3.12% and 3.40%, respectively, for the three months ended September 30, 2009 compared to 2.73% and 3.15% for the same period in 2008. The increase in average earning assets of $59.5 million and the decrease in average cost of funds of 67 basis points was offset by a rise of average interest bearing liabilities of $66.9 million and a decrease in the average yield on earning assets of 27 basis points.

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$26,023	$24,469	$1,554	6.4%
Investment securities	1,616	2,360	(744)	(31.5)
Other interest-earning assets	—	75	(75)	(100.0)

Total interest income	$27,639	$26,904	$735	2.7

INTEREST EXPENSE:
Deposits	$6,763	$7,867	$(1,103)	(14.0)
Borrowings	4,589	5,216	(628)	(12.0)

Total interest expense	11,352	13,083	(1,731)	(13.2)

Net interest income	$16,287	$13,821	$2,466	17.8

Interest income increased by $735,000 in the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of increased interest income on higher loan balances.

Interest expense decreased by $1.7 million primarily as a result of lower rates paid on deposits and borrowings.

The interest rate spread and net interest margin of the Company were 2.99% and 3.29%, respectively, for the nine months ended September 30, 2009 compared to 2.63% and 3.02% for the same period in 2008. The increase in average earning assets of $49.0 million and a decrease in average cost paid on liabilities of 65 basis points was offset by a rise of average interest bearing liabilities of $45.5 million and a decrease in the average yield on earning assets of 28 basis points.

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

Average Balance Tables	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$647,212	$8,969	5.54%	$574,272	$8,386	5.84%
Investment securities	30,881	533	6.91%	41,932	695	6.63%
Other interest-earning assets	—	—	—	2,346	10	1.77%

Total interest-earning assets	678,093	9,502	5.61%	618,550	9,092	5.88%
Noninterest-earning assets	57,567			47,257

Total assets	$735,660			$665,807

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$196,778	$610	1.24%	$152,678	$646	1.69%
Savings accounts	63,436	180	1.13%	53,640	149	1.11%
Certificates of deposit	211,686	1,424	2.69%	171,314	1,682	3.93%

Total interest-bearing deposits	471,900	2,214	1.88%	377,632	2,477	2.62%
FHLB advances	116,154	1,196	4.12%	138,637	1,356	3.91%
Securities sold under agreements to repurchase	—	—	—	4,913	54	4.40%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	131,618	1,531	4.65%	159,014	1,745	4.39%

Total interest-bearing liabilities	603,518	3,745	2.48%	536,646	4,222	3.15%
Noninterest-bearing demand accounts	55,391			56,667
Other	8,575			7,932

Total liabilities	667,484			601,245
Stockholders’ equity	68,176			64,562

Total liabilities and stockholders’ equity	$735,660			$665,807

Net interest income		$5,757			$4,870

Interest rate spread			3.12%			2.73%
Net interest margin			3.40%			3.15%
Average interest-earning assets to average interest-bearing liabilities	112.36%			115.26%

Average Balance Tables	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$626,309	$26,023	5.54%	$557,462	$24,469	5.85%
Investment securities	33,383	1,616	6.45%	48,698	2,360	6.46%
Other interest-earning assets	—	—	—	4,535	75	2.19%

Total interest-earning assets	659,692	27,639	5.59%	610,695	26,904	5.87%
Noninterest-earning assets	51,815			45,101

Total assets	$711,507			$655,796

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$172,021	$1,603	1.24%	$156,119	$1,922	1.64%
Savings accounts	60,643	506	1.11%	53,649	444	1.10%
Certificates of deposit	210,201	4,654	2.95%	172,692	5,501	4.25%

Total interest-bearing deposits	442,865	6,763	2.04%	382,460	7,867	2.74%
FHLB advances	125,688	3,583	3.80%	133,809	3,974	3.96%
Securities sold under agreements to repurchase	—	—	—	6,816	236	4.62%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%

Total borrowings	141,152	4,589	4.33%	156,089	5,216	4.46%

Total interest-bearing liabilities	584,017	11,352	2.59%	538,549	13,083	3.24%
Noninterest-bearing demand accounts	52,948			45,783
Other	8,367			7,356

Total liabilities	645,332			591,688
Stockholders’ equity	66,175			64,108

Total liabilities and stockholders’ equity	$711,507			$655,796

Net interest income		$16,287			$13,821

Interest rate spread			2.99%			2.63%
Net interest margin			3.29%			3.02%
Average interest-earning assets to average interest-bearing liabilities	112.96%			113.4%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $491,000 and $895,000 in the three and nine months ended September 30, 2009 compared to $114,000 and $273,000 in the three and nine months ended September 30, 2008. The increased provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2009 and 2008 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2009	2008
	(Dollars in thousands)
OTHER INCOME:
Service charges	$443	$449	(1.3)%
Cash surrender value of life insurance	108	109	(0.9)
Impairment charge on AFS securities	—	(1,297)	(100.0)
Loss on sale of securities	—	—	—
Other	239	176	35.8

Total other income	$790	$(563)	240.3

Other income increased $1.4 million, or 240.3%, to $790,000 for the three-month period ended September 30, 2009 from the same period in 2008. The increase in other income resulted from no impairment charges realized in the current period compared to $1.3 million in the prior year as well as increased commissions received on visa and check card usage by customers.

The following table summarizes other income for the nine months ended September 30, 2009 and 2008 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2009	2008
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,291	$1,257	2.7%
Cash surrender value of life insurance	318	319	(0.3)
Impairment charge on AFS securities	(1,077)	(1,610)	33.1
Gain (loss) on sale of securities	6	(50)	112.0
Other	632	498	26.9

Total other income	$1,170	$414	182.6

Other income increased $756,000, or 182.6%, to $1.2 million for the nine-month period ended September 30, 2009 from the same period in 2008. The increase was the result of decreased impairment charges realized in the period, increased service charges on checking accounts and increased commissions received on visa and check card usage by customers.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2009 and 2008 and the changes between periods.

	Three Months Ended September 30,		% Change
	2009	2008
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,164	$2,045	5.8%
Occupancy and equipment	908	818	11.0
Federal insurance premiums	158	34	364.7
Advertising	94	89	5.6
Professional services	164	154	6.5
Real estate owned expense	20	—	N/M
Other operating expense	431	390	10.5

Total other expense	$3,939	$3,530	11.6%

Other expenses increased $409,000 to $3.9 million for the three-month period ended September 30, 2009 from the same period in 2008. The increase in other expenses was primarily the result of higher deposit insurance assessment costs imposed by the FDIC and expenses associated with the opening of a new branch office in October of 2008.

The following table summarizes other expense for the nine months ended September 30, 2009 and 2008 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2009	2008
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,513	$6,022	8.2%
Occupancy and equipment	2,679	2,330	15.0
Federal insurance premiums	623	58	974.1
Advertising	292	275	6.2
Professional services	499	522	(4.4)
Real estate owned expense	31	—	N/M
Other operating expense	1,249	1,113	12.2

Total other expense	$11,886	$10,320	15.2

Other expenses increased $1.6 million to $11.9 million for the nine-month period ended September 30, 2009 from the same period in 2008. The increase in other expenses was primarily the result of higher deposit insurance assessment costs imposed by the FDIC, expenses associated with the opening of a new branch office in October of 2008 and normal increases in salary and employee benefits and occupancy and equipment.

Income Taxes

Income taxes increased $483,000 to $805,000 for an effective tax rate of 38.0% for the three months ended September 30, 2009 compared to $322,000 for an effective tax rate of 48.5% for the same period in 2008. The increase in income taxes was a result of higher taxable income in 2009 compared to the same period in 2008.

Income taxes increased $300,000 to $1.8 million for an effective tax rate of 38.1% for the nine months ended September 30, 2009 compared to $1.5 million for an effective tax rate of 40.7% for the same period in 2008. The increase in income taxes was a result of was the result higher taxable income in 2009 compared to the same period in 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $16.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $24.5 million at September 30, 2009. In addition, at September 30, 2009, we had the ability to borrow a total of approximately $241.0 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $48.5 million. On that date, we had $7.9 million in overnight advances outstanding.

At September 30, 2009, we had $53.5 million in loan commitments outstanding, which included $15.6 million in undisbursed loans, $24.9 million in unused home equity lines of credit and $13.0 million in commercial letters and lines of credit. Certificates of deposit due within one year of September 30, 2009 totaled $155.1 million, or 72.0% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $68.4 million, or 9.32% of total adjusted assets, which is above the required level of $11.0 million or 1.5%; core capital of $68.4 million, or 9.32% of total adjusted assets, which is above the required level of $29.4 million or 4.0%; and risk-based capital of $71.4 million, or 16.34% of risk-weighted assets, which is above the required level of $35.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	June 30, 2009 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(7.14)%	(4.14)%
100 basis point decrease in rates	N/M	N/M

The 200 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12-month and 24-month periods if rates rose by 200 basis points. The 100 basis point decrease is not measurable as a result of the 0.00% to 0.25% target federal funds rate established by the Federal Reserve Board.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$56,970	$(28,171)	(33)%	8.09%	(331	)bp
200	69,058	(16,083)	(19)%	9.59%	(181	)bp
100	79,705	(5,436)	(6)%	10.84%	(57	)bp
50	83,177	(1,964)	(2)%	11.21%	(19	)bp
0	85,141	—		11.40%
(50)	84,536	(605)	(1)%	11.27%	(13	)bp
(100)	82,568	(2,573)	(3)%	10.99%	(41	)bp

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

For the three months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Forms 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2009 through July 31, 2009	None	None	None	449

Month #2 August 1, 2009 through August 31, 2009	None	None	None	449

Month #3 September 1, 2009 through September 30, 2009	None	None	None	449
Total				449

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 30, 2009, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008)

3.2	Bylaws of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008)

4.1	Specimen Stock Certificate of Ocean Shore Holding Co. (incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No.333-153454), as amended, initially filed on September 12, 2008)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004)

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO. (Registrant)

Date: November 16, 2009	/s/ STEVEN E. BRADY
Steven E. Brady President and Chief Executive Officer

Date: November 16, 2009	/s/ DONALD F. MORGENWECK
Donald F. Morgenweck Chief Financial Officer and Senior Vice President