Form 10-K
period 2009-12-31
Ocean Shore Holding Co.
filed 2010-03-26
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-53856

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

NEW JERSEY	80-0282446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Asbury Avenue, Ocean City, New Jersey	08226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 399-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $0.

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 7,307,590.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

General

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) was incorporated on September 2, 2008 as a New Jersey corporation to become the holding company for Ocean City Home Bank (the “Bank”) upon completion of the conversion of Ocean City Home Bank from the mutual holding company form of organization to the stock holding company form. The conversion involved the sale by the Company of 4,186,250 shares of common stock in a public offering to depositors and members of the general public, the exchange of 3,121,868 shares of common stock of the Company for each share of common stock of the former Ocean Shore Holding Co. held by persons other than OC Financial MHC, and the elimination of the former Ocean Shore Holding Co. and OC Financial MHC. The conversion and related stock offering were completed on December 18, 2009. The Company’s assets consist of its investment in Ocean City Home Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. In the future, Ocean Shore Holding may acquire or organize other operating subsidiaries; however, there are no current definitive agreements or understandings to do so.

Ocean City Home Bank is a federally chartered savings bank. The Bank operates as a community-oriented financial institution offering a wide range of financial services to consumers and businesses in our market area. The Bank attracts deposits from the general public, small businesses and municipalities and uses those funds to originate a variety of consumer and commercial loans, which we hold primarily for investment.

Our Web site address is www.ochome.com. We make available on our Web site, free of charge, our annual report or Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our Web site should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of ten full service offices, eight in Atlantic County and two in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The national economic crisis has negatively impacted the gaming industry.

Several large construction projects have been put on hold and the gaming industry has experienced a reduction in employment. While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. Notwithstanding this, to date, we have not seen a direct impact from the downturn in the gaming industry in our business or results of operation. However, we cannot be certain that the negative impact of the economic downturn has been fully realized.

The economy of Cape May County is dominated by the tourism industry, as the county’s shore area has been a summer vacation destination for over 100 years. Many visitors maintain second homes in the area which are used seasonally, and there is an active rental market as well as hotels and motels serving other visitors to the area.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wachovia (now owned by Wells Fargo & Company), and TD Bank (formerly Commerce Bank). These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2009, we had a deposit market share of 6.37% in Atlantic County, which represented the 7th largest deposit market share out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 8.27%, which represented the 6th largest market share out of 14 banks with offices in the county.

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

Lending Activities

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Interest rates and payments on our adjustable-rate mortgage loans generally adjust periodically after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% to 3.25% above the one-, three- or ten-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 1 or 2% per adjustment period and the lifetime interest rate cap is generally 5 or 6% over the initial interest rate of the loan.

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

In order to attract borrowers, we have developed products and policies to provide flexibility in times of changing interest rates. For example, some of our adjustable-rate loans permit the borrower to convert the loan to a fixed-rate loan. In addition, for a fixed fee plus a percentage of the loan amount, we will allow the borrower to modify a loan’s interest rate, term or program to equal the current rate for the desired loan product. We also offer loans that require the payment of interest only for a period of years.

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

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2009, 40.0% of our one- to four-family mortgage loans were secured by second homes and 10.4% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

Consumer Loans. At December 31, 2009, nearly all of our consumer loans were home equity loans or lines of credit. The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. In response to the current low interest rate environment, we have recently included a rate floor of 4 1/2% on new and renewed lines of credit. Home equity loans are fixed-rate loans. We offer home equity loans with a maximum combined loan-to-value ratio at underwriting of 90% and lines of credit with a maximum loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

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

Consumer Loans. Home equity and home improvement loans are generally subject to the same risks as residential mortgage loans. Other consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. We have a good working relationship with many realtors in our market area and employ three account executives solely for the purpose of soliciting loans. Our Web site accepts on-line applications and branch personnel are trained to take applications. We also employ three commercial loan officers.

We generally originate loans for portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, we had no loans held for sale.

In 2007, we established a relationship with a local mortgage broker through which we purchase loans. All loans purchased through this channel are underwritten by us. During 2009, no loans were purchased under this arrangement. At December 31, 2009, purchased loans totaled $12.7 million.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2009, our regulatory limit on loans to one borrower was $12.4 million. At that date, our largest lending relationship was $4.0 million and included three commercial loans secured by commercial real estate located in Atlantic County, New Jersey, all of which were performing according to their original repayment terms at December 31, 2009.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2009 totaled $14.0 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2009.

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

At December 31, 2009, 73.0% of our investment portfolio consisted of mortgage-backed securities issued primarily by Government Sponsored Enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2009 possessed the highest possible investment credit rating at that date.

The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities. As of December 31, 2009, our investment portfolio included six corporate debt securities with a book value of $8.2 million and an estimated fair value of $5.7 million. Also included in the investment portfolio at December 31, 2009 were two pooled trust preferred securities with a book value of $0 (after impairment charges of $3.0 million) and an estimated fair value of $0. Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. We determine whether the unrealized losses are temporary in accordance with FASB ASC 820, Fair Value Measurements and Disclosures and FASB ASC 320-10, Investments—Debt and Equity Securities. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with FASB ASC 325-40, when applicable, and FASB ASC 320-10. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. Management performed its evaluation of investment securities on a quarterly basis and concluded at December 31, 2009 the amount of $1.1 million of pooled trust preferred securities classified as available for sale was deemed to be OTTI. Management concluded that the entire amount was attributable to credit related factors and, therefore, is reflected in earnings as of December 31, 2009. These securities are held in our available for sale portfolio at an estimated fair value of $0. The decision to record these non-cash, other-than-temporary impairment charges was due to the significant decline in the market value of these securities, which resulted from deterioration in the credit quality of the underlying collateral of the security indicating a probable shortfall in the distributions of the pool.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2009, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2009, commercial deposits totaled $96.1 million, or 17.9% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2009, we had $93.1 million in deposits from 6 municipalities and 16 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental

Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

Personnel

As of December 31, 2009, we had 130 full-time employees and 30 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s only subsidiary is Ocean City Home Bank.

Ocean City Home Bank’s only active subsidiary is Seashore Financial Services, LLC. Seashore Financial Services receives commissions from the sale of insurance products.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Ocean Shore Holding is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. Ocean City Home Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.

Ocean City Home Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Ocean City

Home Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Ocean City Home Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ocean Shore Holding, Ocean City Home Bank and their operations.

Certain regulatory requirements applicable to Ocean City Home Bank and Ocean Shore Holding are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below or elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Ocean City Home Bank and Ocean Shore Holding and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

Ocean Shore Holding is a unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Ocean Shore Holding, was not generally restricted as to the types of business activities in which it may engage, provided that Ocean City Home Bank continued to be a qualified thrift lender. See “Federal Savings Association Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings association subsidiary continues to comply with the qualified thrift lender test. Ocean Shore Holding qualifies for the grandfathering. Upon any non-supervisory acquisition by Ocean Shore Holding of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, Ocean Shore Holding would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers, among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. Ocean City Home Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Ocean Shore Holding and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Ocean Shore Holding’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Ocean Shore Holding. A change in control definitively occurs upon the acquisition of 25% or more of Ocean Shore Holding’s outstanding voting stock. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, Ocean City Home Bank met each of its capital requirements.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Federal Deposit Insurance Corporation imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar special assessments during the fiscal two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Ocean City Home Bank made a business decision to participate in the unlimited noninterest-bearing transaction account coverage and Ocean City Home Bank and Ocean Shore Holding opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize predecessor deposit insurance funds. That payment is established quarterly and for four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, Ocean City Home Bank maintained 87.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Ocean City Home Bank, it is a subsidiary of a holding company. In the event Ocean City Home Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Ocean City Home Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

Transactions with Related Parties. Ocean City Home Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Ocean City Home Bank including Ocean Shore Holding and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes Oxley Act of 2002 generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ocean City Home Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws restrict both the individual and aggregate amount of loans that Ocean City Home Bank may make to insiders based, in part, on Ocean City Home Bank’s capital position and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis (including consolidated subsidiaries), are computed based upon the savings association’s total assets, financial condition and complexity of its portfolio. The OTS assessments paid by Ocean City Home Bank for the fiscal year ended December 31, 2009 totaled $175,000.

Federal Home Loan Bank System

Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $6.1 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Ocean City Home Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2009, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio was applied above $44.4 million. The first $10.3 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. Ocean City Home Bank complies with the foregoing requirements.

In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations would be required to become banks under some proposals, although others would grandfather existing charters such as that of Ocean City Home Bank. Savings and loan holding companies would become regulated as bank holding companies under some proposals. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on Ocean City Home Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Ocean Shore Holding and Ocean City Home Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Steven E. Brady	President and Chief Executive Officer of Ocean Shore Holding and Ocean City Home Bank

Anthony J. Rizzotte	Executive Vice President of Ocean Shore Holding and Executive Vice President and Chief Lending Officer of Ocean City Home Bank

Kim Davidson	Executive Vice President of Ocean City Home Bank and Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank

Janet Bossi	Senior Vice President of Loan Administration of Ocean City Home Bank

Paul Esposito	Senior Vice President of Operations of Ocean City Home Bank

Donald F. Morgenweck	Senior Vice President and Chief Financial Officer of Ocean Shore Holding and Ocean City Home Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2009.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004. Age 54.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 49.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 43.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 60.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 55.

ITEM 1A.	RISK FACTORS

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Ocean Shore Holding, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. At the onset of the national downturn, New Jersey and our local market area did not experience a significant downturn. However, as the downturn has persisted, our local economy is mirroring the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy, which is heavily dependent on the gaming and tourism industries, could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2009, $521.4 million, or 78.5%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $60.7 million, or 9.1%, of our loan portfolio consisted of home equity loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2009, 40.0% of our one- to four-family mortgage loans were secured by second homes and 10.4% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2009, $75.6 million, or 11.4%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.52% of total loans outstanding and 188.4% of nonperforming loans at December 31, 2009. Our allowance for loan losses at December 31, 2009, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2009, our investment portfolio included eight corporate debt securities with a book value of $8.2 million and an estimated fair value of $5.7 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities. At December 31, 2009, we had an investment of $6.1 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increased and/or special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. In lieu of imposing additional special assessments, the FDIC required that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Participation in the U.S. Treasury’s Temporary Liquidity Guarantee Program will hurt our earnings.

As part of its regulatory initiatives to restore confidence and encourage liquidity in the banking system, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”). As part of the TLGP, the FDIC will guaranty certain newly issued senior unsecured debt of certain financial institutions issued on or before October 31, 2009. In addition, the FDIC will also provide full coverage of non-interest bearing deposit transaction accounts until June 30, 2010. Eligible entities that did not opt out of participation in TLGP were automatically considered participants in the program. Ocean City Home Bank and Ocean Shore Holding are participants in the TLGP. Participants in the deposit portion of the TLGP are assessed, on a quarterly basis, an annualized fee of 10 basis points on balances of non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. Beginning January 1, 2010, the fee increased to 15 basis points for most institutions. These additional deposit insurance assessments will reduce our earnings. Participants issuing debt under the TLGP will be charged an annualized fee based on the amount and term of the debt issued. Ocean Shore Holding did not issue any FDIC-guaranteed debt under the TLGP.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2009, which is the most recent date for which information is available, we held 6.37% of the deposits in Atlantic County, New Jersey, which was the 7th largest share of deposits out of 16 financial institutions with offices in the county, and 8.27% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 14 financial institutions with offices in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on

Ocean Shore Holding and Ocean City Home Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as Ocean City Home Bank, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of regulatory reform at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently conduct business through our ten full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Absecon, Northfield, Margate City, Mays Landing and Galloway, New Jersey. We own all of our offices, except for those in Absecon and Northfield. The lease for our Absecon office expires in 2011 and has an option for an additional five years. The lease for our Northfield office expires in 2010 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $13.5 million at December 31, 2009.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2009 and 2008. Share price and dividend information has been adjusted to reflect the exchange of the old Ocean Shore Holding Co. common stock for 0.8793 shares of the Company’s common stock on December 18, 2009. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 11 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2009:

Fourth Quarter	$9.66	$7.68	$0.06
Third Quarter	9.37	7.68	0.06
Second Quarter	10.46	7.68	0.06
First Quarter	8.63	6.65	0.06

Year Ended December 31, 2008:

Fourth Quarter	$11.09	$7.45	$0.06
Third Quarter	11.62	9.33	0.06
Second Quarter	12.13	10.24	0.06
First Quarter	11.93	10.84	—

As of March 19, 2010, there were approximately 832 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2009

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2009 through October 31, 2009	—	—	—	394
Month #2 November 1, 2009 through November 30, 2009	—	—	—	394
Month #3 December 1, 2009 through December 31, 2009	—	—	—	394
Total	—		—	394

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 151,018 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2009, 150,624 shares were purchased. The remaining 394 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan. The above shares have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company which occurred on December 18, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$770,145	$678,474	$629,523	$562,260	$543,846
Investment securities	29,427	37,405	58,916	68,131	94,191
Loans receivable, net	663,663	594,452	528,058	433,342	412,005
Deposits	537,422	455,955	415,231	417,024	416,914
Borrowings	125,464	149,264	143,694	76,554	60,924
Total equity	97,335	64,387	63,047	62,551	60,568

Operating Data:
Interest and dividend income	$37,225	$35,919	$32,619	$29,839	$26,272
Interest expense	15,038	17,093	17,481	14,620	11,017

Net interest income	22,187	18,826	15,138	15,219	15,255
Provision for loan losses	1,251	373	261	300	300

Net interest income after provision for loan losses	20,936	18,453	14,877	14,919	14,955
Other income	3,101	2,768	2,622	2,331	2,316
Impairment charge on AFS securities	(1,077)	(2,235)	—	—	—
Other expenses	16,134	14,265	13,069	12,806	12,201

Income before taxes	6,826	4,721	4,430	4,445	5,070
Provision for income taxes	2,615	1,792	1,639	1,296	1,994

Net income	$4,211	$2,929	$2,791	$3,149	$3,076

Per Share Data*:
Earnings per share, basic	$0.60	$0.42	$0.39	$0.43	$0.42
Earnings per share, diluted	$0.59	$0.41	$0.39	$0.43	$0.41
Dividends per share	0.23	0.17	—	—	—
Weighted average shares—basic	7,064,161	7,039,134	7,126,175	7,262,555	7,391,112
Weighted average shares—diluted	7,112,526	7,117,657	7,234,092	7,395,046	7,433,244

*	Earnings per share, dividends per share and average common shares have been adjusted where appropriate to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets	0.58%	0.44%	0.47%	0.56%	0.57%
Return on average equity	6.20	4.55	4.42	5.08	5.07
Interest rate spread (1)	3.05	2.70	2.40	2.56	2.75
Net interest margin (2)	3.32	3.07	2.78	2.94	3.06
Noninterest expense to average assets	2.15	2.15	2.22	2.30	2.24
Efficiency ratio (3)	63.70	65.90	73.59	72.97	69.44
Average interest-earning assets to average interest-bearing liabilities	112.40	113.14	111.79	113.51	114.05
Average equity to average assets	9.39	9.69	10.74	11.10	11.16

Capital Ratios (4):
Tangible capital	10.87	9.74	9.97	10.71	10.47
Core capital	10.87	9.74	9.97	10.71	10.47
Total risk-based capital	19.22	16.95	17.60	19.24	18.92

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.52	0.45	0.44	0.47	0.42
Allowance for loan losses as a percent of nonperforming loans	188.4	136.0	779.9	385.3	N/M
Non-performing loans as a percent of total loans	0.28	0.33	0.06	0.12	0.02
Non-performing assets as a percent of total assets	0.25	0.29	0.05	0.09	0.02

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans were not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio as of the balance sheet date. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC has increased its assessment rates for 2009 and charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $324,000.

Market Overview

The Company continues to operate in a challenging and uncertain economic environment, including uncertainty in national and local conditions. The market dislocations, which began in 2007 and continue today, have brought unprecedented turmoil to the financial markets. Credit conditions have deteriorated rapidly and financial markets have experienced widespread illiquidity and elevated levels of volatility as concerns over the future of the economy grow, consumer confidence declines, unemployment rises, home values decline, credit availability contracts, and companies report lower corporate earnings. The U.S. rate of unemployment continued to increase during 2009, reaching its highest level in over fifteen years at 10.1% in October 2009. U.S. consumer spending also continued to tighten as 2009 capped off the worse year since 1961 as the full year rose just 0.2%. The National Bureau of Economic Research officially declared that the U.S. was in a recession.

At the onset of the national economic downturn, New Jersey did not experience a significant downturn. However, as the downturn persists, New Jersey is mirroring the overall economy. The companies experiencing the greatest impact are those closely associated with residential real estate and consumer spending. While we continue to focus on the credit quality of our customers – closely monitoring the financial status of borrowers throughout our markets, gathering information, working on early detection of potential problems, taking preemptive steps where necessary and doing the analysis required to maintain adequate reserves—evidence of these economic challenges is reflected in the increased level of classified assets, nonperforming loans and levels of charge-offs in our loan portfolio.

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

In October 2008, the U.S. Government passed the Emergency Economic Stabilization Act of 2008 (“EESA”) which provided for the implementation of the Troubled Asset Relief Plan (“TARP”). The TARP’s primary purpose is to remove troubled assets from the balance sheets of financial institutions. Under the authority provided by the EESA, the U.S. Treasury created the voluntary Capital Purchase Program, which provides direct equity investment by the U.S. Treasury in preferred stock of qualified financial institutions. The legislation’s goal is to provide market stability, strengthen financial institutions and enhance market liquidity. Because our capital ratios are strong, the Board of Directors concluded that if we were going to raise additional capital, it was in the best interests of our shareholders to accomplish that through a second step conversion, which was completed on December 18, 2009. See “Liquidity and Capital Resources” and note 13 to the notes of the audited consolidated financial statements.

As part of the regulatory initiatives, the Federal Deposit Insurance Corporation (“FDIC”) implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. As part of the TLGP, the FDIC guaranteed certain newly issued senior unsecured debt of banks, thrifts and certain holding companies issued on or before June 30, 2009. In addition, the FDIC will also provide full coverage of non-interest bearing deposit transaction accounts until June 30, 2010. Initially, these programs were provided at no cost and entities had to choose to opt out. An entity that chose not to opt out of either or both programs became a participating entity and will be assessed fees for participation. Any eligible entity that has not chosen to opt out of the full coverage on the non-interest bearing transaction accounts will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. We are participating in this program.

The economic environment has caused higher levels of bank failures, which have dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund (“DIF”). To ensure that the deposit insurance system remains sound and in an effort to restore the reserve ratio of the DIF to at least

1.15 percent of estimated insured deposits as required under the FDIC’s Restoration Plan, the FDIC increased its assessments and imposed a special assessment, which was collected on September 30, 2009.

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

As a result of the market uncertainty and the overall weakened economic conditions, the Federal Reserve began lowering the Fed Funds Rate in 2007, and continued to do so throughout 2008. The Fed Funds Rate decreased from 4.25% at December 31, 2007 to a range of 0.00%-0.25% at December 31, 2009 and market expectations are that it will remain relatively low during 2010. Though the Federal Reserve has attempted to orchestrate short-term rate reductions, loan and deposit pricing in our market place has not always followed the declining trend as deposit pricing remains intensely competitive, partially offset by slightly wider spreads on loans and investments. We began to experience interest rate spread expansion as a result of a large percentage of fixed-rate loans in our portfolio, which remained consistent with the previous year while the rates on the Company’s deposit liabilities declined. We expect this trend to continue into 2010.

The deterioration in the overall economy will continue to affect the markets in which we and our customers do business and may adversely impact our results in the future, depending upon the duration and severity of such conditions. The following discussion provides further detail on our financial condition and results of operations at and for the year ended December 31, 2009.

Critical Accounting Policies, Judgements and Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Management monitors its allowance for loan losses monthly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;

•	Nature and volume of loans;

•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of our loan review system and degree of Board oversight;

•	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of non-performing loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on qualitative and quantitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. If a loan is identified as impaired and is collateral dependant, an appraisal is obtained to provide a base line in determining whether the carrying amount of the loan exceeds the net realizable value. We recognize impairment through a provision estimate or a charge-off is recorded when management determines we will not collect 100% of a loan based on foreclosure of the collateral, less cost to sell the property, or the present value of expected cash flows.

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

Other Than Temporary Impairment. In April 2009, the accounting regulations in the United States changed the existing impairment guidelines with respect to debt securities requiring the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs when available. The difference between the fair market value and the credit loss is recognized in other comprehensive income. Additional information regarding our accounting for investment securities is included in notes 2 and 3 to the notes to consolidated financial statements.

Deferred Income Taxes. We account for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income as well as judgments about availability of capital gains. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. Further, an inability to employ a qualifying tax strategy to utilize our deferred tax asset arising from capital losses may give rise to an additional valuation allowance. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. When applicable, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

Our adherence to FASB ASC 740 may result in increased volatility in quarterly and annual effective income tax rates, as FASB ASC 740 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurement. The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 establishes a framework for measuring fair value. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

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

We measure financial assets and liabilities at fair value in accordance with FASB ASC 820. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments. The following is a summary of valuation techniques utilized by us for our significant financial assets and liabilities which are valued on a recurring basis.

Investment securities available for sale. Where quoted prices for identical securities are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows based on observable market inputs and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 market value measurements include an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate. In addition, significant estimates and unobservable inputs are required in the determination of Level 3 market value measurements. If actual results differ significantly from the estimates and inputs applied, it could have a material effect on our consolidated financial statements.

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We measure impaired loans, FHLB stock and loans transferred into other real estate owned at fair value on a non-recurring basis.

We review and validate the valuation techniques and models utilized for measuring financial assets and liabilities at least quarterly.

Balance Sheet Analysis

General. Total assets increased $91.7 million, or 13.5%, to $770.1 million at December 31, 2009 from $678.5 million at December 31, 2008. Total loans, net, increased $69.2 million, or 11.6%, during 2009 to $663.7 million. Investment and mortgage-backed securities decreased $8.0 million during the year due to normal maturities and repayment of principal. Asset growth in 2009 was funded through increases in deposits of $81.5 million, or 17.9%, to $537.4 million and the net proceeds of our common stock offering of $28.3 million, which was completed on December 18, 2009. Federal Home Loan Bank advances decreased $23.8 million, or 17.8%, to $110.0 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 86.2% of total assets at December 31, 2009, compared to 87.6% of total assets at December 31, 2008.

Loans receivable, net, increased $69.2 million, or 11.6%, in 2009 to $663.7 million. One- to four-family residential loans increased $57.0 million, or 12.3%, in 2009 on high loan activity. Real estate mortgage loan originations accounted for $119.5 million, or 69.7%, of this year’s $171.5 million of total loan originations. Construction loans decreased $336,000, or 3.8%, in 2009 as decreases in residential construction loans of $2.2 million were offset by increases in commercial construction loans of $1.9 million. Consumer loans, almost all of which are home equity loans, totaled $61.5 million and represented 9.3% of total loans at December 31, 2009 compared to $61.0 million, or 10.3% of total loans, at December 31, 2008. Consumer loan originations totaled $23.2 million, or 13.5% of total loan originations. Commercial loans totaled $22.9 million and represented 3.4% of total loans at December 31, 2009 compared to $17.1 million, or 2.9% of total loans, at December 31, 2008.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate—mortgage:
One- to four-family residential	$521,361	78.6%	$464,731	78.2%	$408,145	77.3%	$316,567	72.9%	$294,296	71.3%
Commercial and multi—family	49,802	7.5	42,612	7.2	33,319	6.3	32,662	7.5	28,725	7.0

Total real estate—mortgage loans	571,163	86.1	507,343	85.4	441,464	83.6	349,229	80.5	323,021	78.3
Real estate—construction:
Residential	5,606	0.8	7,858	1.3	5,099	1.0	6,983	1.6	12,230	3.0
Commercial	2,937	0.4	1,021	0.2	5,143	1.0	6,804	1.6	11,019	2.6

Total real estate—construction loans	8,543	1.2	8,879	1.5	10,242	1.9	13,787	3.2	23,249	5.6
Commercial	22,893	3.4	17,111	2.8	17,324	3.3	16,825	3.9	16,582	4.0
Consumer:
Home equity	60,730	9.2	60,020	10.1	58,084	11.0	53,179	12.3	48,537	11.8
Other	795	0.1	957	0.2	972	0.2	938	0.2	1,135	0.3

Total consumer loans	61,525	9.3	60,977	10.3	59,056	11.2	54,117	12.5	49,672	12.1

Total loans	664,124	100.0%	594,310	100.0%	528,086	100.0%	433,957	100.0%	412,524	100.0%

Net deferred loan costs (fees)	3,015		2,826		2,279		1,435		1,234
Allowance for loan losses	(3,476)		(2,684)		(2,307)		(2,050)		(1,753)

Loans, net	$663,663		$594,452		$528,058		$433,342		$412,005

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

(In thousands)	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$756	$8,068	$11,510	$279	$20,613
More than one to five years	8,879	475	7,250	5,933	22,537
More than five years	561,528	—	4,133	55,313	620,974

Total	$571,163	$8,543	$22,893	$61,525	$664,124

Interest rate terms on amounts due after one year:
Fixed-rate loans	$471,424	$377	$3,508	$34,323	$509,632
Adjustable-rate loans	98,983	98	7,875	26,923	133,879

Total	$570,407	$475	$11,383	$61,246	$643,511

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2009	2008	2007	2006	2005
Total loans, net, at beginning of period	$594,452	$528,058	$433,342	$412,005	$340,585

Loans originated:
Real estate—mortgage	119,446	108,797	111,987	56,206	83,868
Real estate—construction	14,407	14,117	13,145	13,375	24,215
Commercial	14,411	13,308	8,502	8,598	16,458
Consumer	23,237	23,860	27,973	28,311	34,322

Total loans originated	171,501	160,082	161,607	106,490	158,863

Loans purchased	38	4,379	12,668	76	1,999

Deduct:
Real estate loan principal repayments	69,164	62,778	49,109	52,911	50,658
Loan sales	—	—	—	—	—
Other repayments	31,175	35,460	31,037	32,222	39,146

Total loan repayments	100,339	98,238	80,146	85,133	89,804

Transfer to real estate owned	925	—	—	—	—
Loans charged -off	461	—	—	—	—
(Decrease) increase due to deferred loan fees and allowance for loan losses	(603)	171	587	(96)	362

Net increase in loan portfolio	69,211	66,394	94,716	21,337	71,420

Total loans, net, at end of period	$663,663	$594,452	$528,058	$433,342	$412,005

Securities. At December 31, 2009 our securities portfolio represented 3.8% of total assets, compared to 5.5% at December 31, 2008. Investment securities decreased $8.0 million to $29.4 million at December 31, 2009 from $37.4 million at December 31, 2008 as the result of normal repayments and maturities. These proceeds were used to fund increased loan demand. In addition, we realized OTTI charges totaling $1.1 million on two pooled trust preferred securities. The remaining AFS corporate debt securities realized an increase in fair value of $463,000 at December 31, 2009. Mortgage-backed securities decreased by $6.6 million to $21.5 million at December 31, 2009 from $28.1 million at December 31, 2008 due to normal repayments of principal.

The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2009		2008		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government and agencies	$772	$774	$1,058	$992	$1,199	$1,200
Agency mortgage-backed	17,264	18,027	23,628	24,004	31,934	31,986
Corporate debt	8,197	5,738	9,273	6,352	11,194	10,231
Municipal	1,419	1,431	1,912	1,929	2,957	2,994

Total debt securities	27,652	25,970	35,871	33,277	47,284	46,411
Equity securities and mutual funds	3	17	3	14	8,012	7,848

Total securities available for sale	27,655	25,987	35,874	33,291	55,296	54,259

Securities held to maturity:
Agency mortgage-backed	3,440	3,580	4,101	4,189	4,657	4,612
Municipal	—	—	13	13	—	—

Total securities held to maturity	3,440	3,580	4,114	4,202	4,657	4,612

Total	$31,095	$29,567	$39,988	$37,493	$59,953	$58,871

At December 31, 2009, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2009. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2009, mortgage-backed securities with adjustable rates totaled $4.1 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
At December 31, 2009 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:
U.S. Government and agencies	$772	4.02%	$—		$—		$—		$772	4.02%
Mortgage-backed	—		1,798	4.34%	133	6.37%	15,333	5.01%	17,264	5.18%
Corporate debt	—		1,000	3.88%	—		7,197	6.23%	8,197	5.94%
Municipal	—		—		—		1,419	4.87%	1,419	4.87%

Total securities available for sale	772	4.02%	2,798	4.18%	133	6.37%	23,949	5.37%	27,652	5.22%

Securities held to maturity:
Mortgage-backed	—		—		1	9.44%	3,439	5.28%	3,440	5.28%

Total held to maturity debt securities	—		—		1	9.44%	3,439	5.28%	3,440	5.28%

Total	$772	4.02%	$2,798	4.18%	$134	6.40%	$27,388	5.36%	$31,092	5.22%

Deposits. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2009 and 2008, there were approximately $93.1 million and $66.8 million of such deposits.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $81.5 million, or 17.9%, in 2009. The change in deposits consisted of increases in demand deposits of $51.2 million, savings accounts of $18.6 million and time deposits of $11.7 million.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 60.2% of total deposits at December 31, 2009, compared to 55.6% in 2008.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$53,254	9.9%	$49,828	10.9%	$26,809	6.5%
Interest-bearing demand deposits	196,168	36.5	148,394	32.5	164,061	39.5
Savings accounts	73,977	13.8	55,402	12.2	52,502	12.6
Time deposits	214,023	39.8	202,331	44.4	171,859	41.4

Total	$537,422	100.0%	$455,955	100.0%	$415,231	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

At December 31, 2009 (In thousands)	Certificates of Deposit
Maturity Period
Three months or less	$17,222
Over three through six months	13,655
Over six through twelve months	32,915
Over twelve months	23,186

Total	$86,978

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Maximum amount outstanding at any month end during the period:
FHLB advances	$142,900	$149,190	$120,230
Securities sold under agreements to repurchase	—	8,000	8,500
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$121,842	$132,681	$73,462
Securities sold under agreements to repurchase	—	5,158	7,647
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	3.87%	3.93%	4.31%
Securities sold under agreements to repurchase	—	4.31	5.42
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$110,000	$133,800	$120,230
Securities sold under agreements to repurchase	—	—	8,000
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	4.23%	3.56%	4.17%
Securities sold under agreements to repurchase	—	—	5.28
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances decreased $23.8 milllion at December 31, 2009 from December 31, 2008. These advances mature starting in 2014 through 2017. All $23.8 million of the decrease in advances resulted from excess funds due to increased deposits.

Securities sold under agreements to repurchase was unchanged during 2009. At December 31, 2009, the Company had no securities sold under agreements to repurchase.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Table 9: Overview of 2009, 2008 and 2007

(Dollars in thousands)	2009	2008	2007	% Change 2009/2008	% Change 2008/2007
Net income	$4,211	$2,929	$2,791	43.8%	4.9%
Return on average assets	0.58%	0.44%	0.47%	31.8	(6.4)
Return on average equity	6.20%	4.55%	4.42%	36.3	2.9
Average equity to average assets	9.39%	9.69%	10.74%	(3.1)	(9.4)

2009 vs. 2008. Net income increased $1.3 million, or 43.8%, in 2009 to $4.2 million. Net interest income increased $3.4 million, or 17.9%, in 2009 from 2008. Non-interest income increased $1.5 million, or 279.6%, to $2.0 million due primarily to a decrease in other than temporary impairment charges of investment securities of $1.2 million in 2009 over 2008. Other expenses increased $1.9 million, or 13.1%, to $16.1 million in 2009 from 2008 due primarily to increased costs associated with the opening of a new branch, increases in FDIC insurance, occupancy, data processing and salary expenses. Income taxes increased $822,000, or 45.9%, in 2009 from 2008 due primarily from increased taxable income.

2008 vs. 2007. Net income increased $139,000, or 4.9%, in 2009 to $2.9 million. Net interest income increased $3.7 million, or 24.4%, in 2008 from 2007 while non-interest income decreased $2.1 million, or 80.0%, to $533,000 due primarily to other than temporary impairment charges of investment securities of $2.2 million in 2008. Other expenses increased $1.2 million, or 9.1%, to $14.3 million in 2008 from 2007 due primarily to increased costs associated with the opening of a new branch, increases in FDIC insurance, occupancy, data processing and salary expenses. Income taxes increased $153,000, or 9.3%, in 2008 from 2007 due primarily from increased taxable income.

Net Interest Income.

2009 vs. 2008. Net interest income increased $3.4 million, or 17.9%, to $22.2 million for 2009 from $18.8 million in 2008. The increase in net interest income for 2009 was primarily attributable to interest earned on a higher volume of interest-earning loans and a lower costs of deposits and interest paid on borrowings offset by a decrease in interest income on investments.

Total interest and dividend income increased $1.3 million, or 3.6%, to $37.2 million for 2009, as growth in interest income was enhanced by an increase in the average balance of loans partially offset by a decrease in the yield on earnings assets. Interest income on loans increased $2.2 million, or 6.6%, in 2009 as the average balance of the portfolio grew $70.6 million, or 12.5%, offset by the average yield decrease of 31 basis points to 5.53%. The decrease in the average yield was the result of lower rates on new loans originated. Declining balances offset by a higher yield in the investment portfolio accounted for the 27.7% decrease of $809,000 in interest income on investment securities in 2009. The average balance of the investment portfolio decreased $13.9 million, or 29.9%, in 2009, while the average yield increased 20 basis points to 6.50% as a result of higher rates earned on the remainder of the portfolio. Income from other interest-earning assets decreased $70,000 as the Company had no other interest-earning assets in 2009.

Total interest expense decreased $2.0 million, or 12.0%, to $15.0 million for 2009 as interest paid declined $1.4 million on deposits and $663,000 on borrowings. The average balance of interest-bearing deposits increased $67.0 million, or 17.2%, in 2009 due to increases of $26.4 million in the average balance of interest-bearing checking, $8.6 million in the average balance of savings accounts and $32.0 million in the average balance of certificates of deposit. The increase in the average balance of interest-bearing checking accounts during 2009 was due primarily to increases in municipal interest-bearing checking of $15.3 million, consumer checking of $6.1 million and commercial sweep accounts of $4.5 million. The average interest rate paid on deposits decreased 69 basis points as a result of the prevailing lower interest rate environment during 2009. Interest paid on borrowings decreased in 2009 as a decrease in the average balance of borrowings of $16.0 million, which was slightly offset by a higher average interest rate paid of 3 basis points. The decrease in borrowed money resulted from increased deposits.

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

Table 10: Net Interest Income—Changes Due to Rate and Volume

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
(In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Loans receivable	$3,991	$(1,805)	$2,186	$5,582	$(770)	$4,812
Investment securities	(900)	90	(810)	(1,148)	198	(950)
Other interest-earning assets	(70)	—	(70)	(307)	(254)	(561)

Total interest-earning assets	3,021	(1,715)	1,306	4,127	(826)	3,301
Interest expense:
Deposits	2,714	(4,106)	(1,392)	(62)	(2,175)	(2,237)
FHLB advances	(415)	(26)	(441)	2,292	(251)	2,041
Securities sold under agreements to repurchase	(222)	—	(222)	(60)	(132)	(192)
Subordinated debt	—	—	—	—	—	—

Total interest-bearing liabilities	2,077	(4,132)	(2,055)	2,170	(2,558)	(388)

Net change in interest income	$944	$2,417	$3,361	$1,957	$1,732	$3,689

Provision for Loan Losses.

2009 vs. 2008. Provision for loan losses increased $878,000 to $1.3 million in 2009 as compared to $373,000 in 2008. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio, level of charge-offs and the current economic conditions.

2008 vs. 2007. Provision for loan losses increased $112,000 to $373,000 in 2008 from $261,000 in 2007. The larger provision in 2008 reflected growth in the loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

(Dollars in thousands)	2009	2008	2007	% Change 2009/2008	% Change 2008/2007
Service charges	$1,757	$1,719	$1,641	2.2%	4.8%
Cash surrender value of life insurance	435	425	368	2.3	15.5
Gain (loss) on sale of AFS securities	6	(50)	—	N/M	N/M
Impairment charge on AFS securities	(1,077)	(2,235)	—	(51.8)	N/M
Other	903	674	613	34.0	10.0

Total	$2,024	$533	$2,622	279.6%	(79.7)%

2009 vs. 2008. Total other income increased $1.5 million, or 279.6%, in 2009 from 2008 due primarily to decreased other than temporary impairment charges of investment securities of $1.2 million in 2009 and by increased service charges, income on the cash surrender value of bank-owned life insurance and fees collected on deposit accounts and debit card commissions.

2008 vs. 2007. Total other income decreased $2.1 million, or 80.0%, in 2008 from 2007 due primarily to other than temporary impairment charges of investment securities of $2.2 million in 2008 offset by increases in service charges, income on the cash surrender value of bank-owned life insurance and fees collected on deposit accounts and debit card commissions.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

(Dollars in thousands)	2009	2008	2007	% Change 2009/2008	% Change 2008/2007
Salaries and employee benefits	$8,800	$8,264	$7,557	6.5%	9.4%
Occupancy and equipment	3,690	3,215	2,899	14.8	10.9
FDIC deposit insurance	784	121	50	547.9	142.0
Advertising	455	436	444	4.4	(1.8)
Professional services	696	687	661	1.3	3.9
Supplies	240	196	185	22.4	5.9
Telephone	103	129	112	(20.2)	15.2
Postage	151	144	140	4.9	2.9
Charitable contributions	144	126	122	14.3	3.3
Insurance	139	139	143	—	(2.8)
Real estate owned expenses	(17)	—	—	N/M	N/M
All other	949	808	756	17.3	6.9

Total	$16,134	$14,265	$13,069	13.1%	9.2%

2009 vs. 2008. Total other expenses increased $1.9 million, or 13.1%, to $16.1 million in 2009 compared to $14.3 million in 2008. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2009 accounted for $112,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits increased $493,000 primarily due to increases in salary and employee benefits. FDIC insurance cost increased $663,000 on higher premiums and a one time special assessment of $324,000 in June of 2009. Occupancy, equipment and data processing expenses increased $475,000. Professional services and other operating expenses accounted for the remaining $176,000 increase due to normal activity.

2008 vs. 2007. Total other expenses increased $1.2 million, or 9.2%, to $14.3 million in 2008 compared to $13.1 million in 2007. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2008 accounted for $131,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits increased $654,000 primarily due to increases in salary and employee benefits. FDIC insurance cost increased $72,000 on higher premiums. Occupancy, equipment and data processing expenses increased $253,000. Professional services and other operating expenses accounted for the remaining $90,000 increase due to normal activity.

Income Taxes.

2009 vs. 2008. Income tax expense was $2.6 million for 2009 compared to $1.8 million for 2008. The effective tax rate for 2008 was 38.3% compared to 38.0% for 2008. The increase was primarily due to an increase in taxable income for the year ended 2009 compared to 2008 and higher state income taxes as a result of non-deductible expenses related to impairment of securities. We recorded a reduction of $119,000 in 2009 of a tax valuation allowance for charitable contributions carryover deduction resulting from an increase in actual taxable income over prior projections.

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

Table 13: Average Balance Tables

	Year Ended December 31,
	2009			2008			2007
(Dollars in Thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$634,862	$35,115	5.53%	$564,285	$32,930	5.84%	$468,608	$28,118	6.00%
Investment securities	32,473	2,110	6.50	46,338	2,919	6.30	64,718	3,870	5.98
Other interest-earning assets	—	—	—	3,361	70	2.09	12,120	631	5.21

Total interest-earning assets	667,335	37,225	5.58	613,984	35,919	5.85	545,446	32,619	5.98

Noninterest-earning assets	55,930			47,983			42,982

Total assets	$723,265			$661,967			$588,428

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$182,388	2,253	1.24%	$155,999	2,403	1.54%	$178,253	4,607	2.58%
Savings accounts	62,539	701	1.12	53,904	597	1.11	57,362	641	1.12
Certificates of deposit	211,471	5,976	2.83	179,479	7,321	4.08	155,725	7,310	4.69

Total interest-bearing deposits	456,398	8,930	1.96	389,382	10,321	2.65	391,340	12,558	3.21
FHLB advances	121,842	4,767	3.91	132,681	5,209	3.93	73,462	3,168	4.31
Securities sold under agreements to repurchase	—	—	—	5,158	222	4.31	7,647	414	5.42
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67

Total borrowings	137,306	6,108	4.45	153,303	6,772	4.42	96,573	4,923	5.10

Total interest-bearing liabilities	593,704	15,038	2.53	542,685	17,093	3.15	487,913	17,481	3.58

Noninterest-bearing demand accounts	53,993			47,372			31,471
Other	7,663			7,513			5,852

Total liabilities	655,360			597,570			525,236

Retained earnings	67,905			64,397			63,192

Total liabilities and retained earnings	$723,265			$661,967			$588,428

Net interest income		$22,187			$18,826			$15,138

Interest rate spread			3.05%			2.70%			2.40%
Net interest margin			3.22%			3.07%			2.78%
Average interest-earning assets to average interest- bearing liabilities	112.40%			113.14%			111.79%

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally holds its value better than other types of collateral.

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

Nonperforming assets totaled $1.9 million, or 0.25% of total assets, at December 31, 2009, which was an decrease of $30,000 from December 31, 2008. Nonaccrual loans accounted for $1.8 million and real estate owned accounted for $98,000 of nonperforming assets at December 31, 2009. At December 31, 2009, nonaccrual loans were comprised of $1.7 million in mortgage loans, $139,000 of construction loans, $22,000 in commercial loans and $91,000 in consumer loans.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate—mortgage loans	$1,593	$1,861	$295	$415	$91
Construction	139	—	—	—	—
Commercial	22	—	—	—	—
Consumer	91	112	1	116	7

Total	1,845	1,973	296	531	98
Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	1,845	1,973	296	531	98
Real estate owned	98	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	1,943	1,973	296	531	98
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,943	$1,973	$296	$531	$98

Total nonperforming loans to total loans	0.28%	0.33%	0.06%	0.12%	0.02%
Total nonperforming loans to total assets	0.24%	0.29%	0.05%	0.09%	0.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.25%	0.29%	0.05%	0.09%	0.02%

N/M—not measurable as nonperforming loans are not material enough to allow for meaningful calculations.

Interest income that would have been recorded for the year ended December 31, 2009 had nonaccruing loans been current according to their original terms amounted to $77,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2009.

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

Classified assets increased to $10.7 million at December 31, 2009 from $6.0 million at December 31, 2008. The increase in classified assets reflects the addition of $2.6 million in mortgage loans, $1.9 million in commercial loans and $125,000 in consumer loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2009	2008	2007
Special mention assets	$1,808	$621	$1,226
Substandard assets	8,869	5,361	1,455
Doubtful and loss assets	40	46	—

Total classified assets	$10,717	$6,028	$2,681

Table 16: Loan Delinquencies(1)

	At December 31,
	2009		2008		2007
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$639	$—	$1,277	$—	$386	$—
Commercial loans	149	34	—	—	—	—
Consumer loans	99	—	215	138	46	5

Total	$887	$34	$1,492	$138	$432	$5

(1) Excludes loans that are on nonaccrual status.

At each of the dates in the above table, delinquent mortgage loans consisted primarily of loans secured by residential real estate.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio as of the balance sheet date. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for impaired or collateral-dependent loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. See “Critical Accounting Policies, Judgements and Estimates” and note 4 of the notes to the consolidated financial statements for additional information on the determination of the allowance for loan losses.

At December 31, 2009, our allowance for loan losses represented 0.52% of total net loans. The allowance for loan losses increased to $3.5 million at December 31, 2009 from $2.7 million at December 31, 2008 due to provisions for loan losses of $1.3 million, which were offset by charge-offs of $460,000. The increase in the provision for loan losses for 2009 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in December 31, 2009 from December 31, 2008 were slightly higher due to increases in delinquencies. At December 31, 2009, the specific allowance on impaired or collateral-dependent loans was $285,000 and the general valuation allowance on the remainder of the loan portfolio was $3.2 million.

At December 31, 2008, our allowance for loan losses represented 0.45% of total net loans. The allowance for loan losses increased to $2.7 million at December 31, 2008 from $2.3 million at December 31, 2007 due to additions of $373,000 to the provision for loan losses offset by recoveries of $4,000. The provision for loan losses in 2008 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial real estate loans and consumer loans. The loss factors used to calculate the allowance in December 31, 2008 from December 31, 2007 were increased by 2.3 basis points due to general economic conditions. At December 31, 2008, the specific allowance on impaired or collateral-dependent loans was zero as no loans were deemed impaired. The general valuation allowance for identified problem loans was $34,000 and the general valuation allowance on the remainder of the loan portfolio was $2.65 million.

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2009			2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate—mortgage loans	$2,745	79.0%	86.1%	$1,693	63.1%	85.3%	$1,387	60.1%	83.6%
Real estate—construction loans	49	1.4	1.2	39	1.5	1.5	64	2.8	1.9
Commercial	276	7.9	3.4	605	22.5	2.9	528	22.9	3.3
Consumer	406	11.7	9.3	347	12.9	10.3	328	14.2	11.2

Total allowance for loan losses	$3,476	100.0%	100.0%	$2,684	100.0%	100.0%	$2,307	100.0%	100.0%

	At December 31,
	2006			2005
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate—mortgage loans	$1,158	56.5%	80.5%	$974	55.6%	78.3%
Real estate—construction loans	202	9.9	3.2	204	11.6	5.7
Commercial	388	18.9	3.9	388	22.1	4.0
Consumer	302	14.7	12.4	187	10.7	12.0

Total allowance for loan losses	$2,050	100.0%	100.0%	$1,753	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance at beginning of period	$2,684	$2,307	$2,050	$1,753	$1,466

Provision for loan losses	$1,251	$373	$261	$300	$300
Charge-offs:
Real estate—mortgage loans	420	—	—	—	—
Real estate—construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	40	—	8	9	18

Total charge-offs	460	—	8	9	18
Recoveries:
Real estate—mortgage loans	—	—	—	—	—
Real estate—construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	1	4	4	6	5

Total recoveries	1	4	4	6	5

Net charge-offs (recoveries)	459	(4)	4	3	13

Allowance at end of period	$3,476	$2,684	$2,307	$2,050	$1,753

Allowance to nonperforming loans	188.4%	136.0%	779.9%	385.3%	N/M
Allowance to total loans outstanding at the end of the period	0.52%	0.45%	0.44%	0.47%	0.42%
Net charge-offs to average loans outstanding during the period	0.07%	N/M	N/M	N/M	N/M

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2009 we experienced charge-offs of $460,000 on two properties based on current appraisals of non-performing properties. Our only property in real estate owned had a $100,000 charge-off and $360,000 was charged-off on a single family non-performing property. In prior years, our net charge-offs were low, with most charge-offs relating to consumer loans. We believe that our strict underwriting standards and, prior to 2007, a prolonged period of rising real estate values in our market area has been the primary reason for the absence of charged-off real estate loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2009 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	10.25%	22.99%
100 basis point decrease in rates	-1.32%	-2.99%

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 100 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be adversely affected (within our internal guidelines) in both the 12- and 24-month periods.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: NPV Analysis

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as %of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$63,762	$(47,704)	(43)%	8.62%	(527	)bp
200	82,068	(29,398)	(26)	10.77	(312)
100	99,236	(12,230)	(11)	12.66	(123)
50	105,968	(5,498)	(5)	13.35	(54)
0	111,466	—	—	13.89	—
(50)	113,689	2,223	2	14.06	17
(100)	114,049	2,583	2	14.05	16

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $33.0 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $19.9 million at December 31, 2009. In addition, at December 31, 2009, we had the ability to borrow an additional $257.6 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $48.5 million. On that date, we had no overnight advances outstanding.

At December 31, 2009, we had $52.3 million in commitments outstanding, which included $8.6 million in undisbursed construction loans, $24.9 million in unused home equity lines of credit and $12.6 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2009 totaled $155.1 million, or 72.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
At December 31, 2009 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
Commitments to originate loans	$5,381	$5,381	$—	$—	$—
Unused portion of home equity lines of credit	24,884	—	322	844	23,718
Unused portion of commercial lines of credit	12,635	10,648	1,567	385	35
Unused portion of commercial letters of credit	797	797	—	—	—
Undisbursed portion of contruction loans in process	8,637	7,628	1,009	—	—

Total	$52,334	$24,454	$2,898	$1,229	$23,753

Table 22: Contractual Obligations

At December 31, 2009 (In thousands)	Total	Payments due by period
		Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
Short-term debt obligations	$—	$—	$—	$—	$—
Long-term debt obligations	184,516	6,073	12,162	27,122	139,159
Time deposits	214,024	155,073	46,601	8,438	3,912
Operating lease obligations (1)	158	115	43	—	—

Total	$398,698	$161,261	$58,806	$35,560	$143,071

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
(In thousands)	2009	2008	2007
Investing activities:
Loan originations, net of repayments	$70,856	$62,940	$82,686
Securities purchased	—	13	5,956
Loans purchased	—	4,379	12,668
Financing activities:
(Decrease) increase in deposits	$81,467	$40,724	$(1,793)
Increase (decrease) in FHLB advances	(23,800)	13,570	66,230
Increase (decrease) in securities sold under agreements to repurchase	—	(8,000)	910

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ocean City Home Bank. The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision, but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2009, the Company had liquid assets of $14.2 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2009, Ocean City Home Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements.

For the years ended December 31, 2009 and 2008, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 25, 2010

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS
Cash and amounts due from depository institutions	$5,741,369	$5,309,640
Interest-earning bank balances	27,286,341	3,220,519
Federal funds sold	—	—

Cash and cash equivalents	33,027,710	8,530,159
Investment securities held to maturity (estimated fair value—$3,579,611 at December 31, 2009 and $4,202,057 at December 31, 2008)	3,440,275	4,114,469
Investment securities available for sale (amortized cost—$27,654,602 at December 31, 2009 and $35,873,706 at December 31, 2008)	25,986,767	33,290,674
Loans—net of allowance for loan losses of $3,476,040 and $2,683,956 at December 31, 2009 and 2008	663,662,808	594,452,171
Accrued interest receivable:
Loans	2,377,498	2,165,345
Investment securities	247,903	327,534
Federal Home Loan Bank stock—at cost	6,148,000	7,095,100
Office properties and equipment—net	13,512,159	11,785,068
Prepaid expenses and other assets	5,457,455	3,512,638
Real estate owned	97,500	—
Cash surrender value of life insurance	12,837,789	10,859,714
Deferred tax asset	3,349,332	2,340,860

TOTAL ASSETS	$770,145,196	$678,473,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$53,254,259	$49,827,698
Interest bearing deposits	484,167,835	406,127,306
Advances from Federal Home Loan Bank	110,000,000	133,800,000
Junior subordinated debentures	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,406,419	3,148,335
Accrued interest payable	1,145,412	1,150,421
Other liabilities	5,372,769	4,569,113

Total liabilities	672,810,693	614,086,873

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,308,118 issued and outstanding shares at December 31, 2009 and 8,764,742 issued and 8,323,374 outstanding shares at December 31, 2008	73,081	87,627
Additional paid in capital	65,213,708	38,516,037
Retained earnings—partially restricted	37,934,456	35,517,684
Treasury stock—at cost: no shares at December 31, 2009; 439,368 shares at December 31, 2008	—	(5,332,015)
Common stock acquired by employee benefit plans	(4,321,878)	(2,289,990)
Deferred compensation plans trust	(495,741)	(485,037)
Accumulated other comprehensive loss	(1,069,123)	(1,627,447)

Total stockholders’ equity	97,334,503	64,386,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,145,196	$678,473,732

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$35,114,968	$32,930,014	$28,117,993
Taxable interest on mortgage-backed securities	1,203,937	1,592,325	1,985,201
Non-taxable interest on municipal securities	76,134	93,747	144,999
Taxable interest and dividends on investments securities	830,283	1,303,539	2,370,736

Total interest and dividend income	37,225,322	35,919,625	32,618,929

INTEREST EXPENSE:
Deposits	8,929,773	10,321,483	12,558,336
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	6,108,370	6,771,839	4,922,540

Total interest expense	15,038,143	17,093,322	17,480,876

NET INTEREST INCOME	22,187,179	18,826,303	15,138,053
PROVISION FOR LOAN LOSSES	1,251,223	373,300	260,575

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,935,956	18,453,003	14,877,478

OTHER INCOME:
Service charges	1,756,930	1,718,873	1,641,233
Increase in cash surrender value of life insurance	435,477	425,865	368,402
Gain (loss) on sale of securities	6,133	(50,251)	—
Impairment charge on AFS securities	(1,077,400)	(2,235,365)	—
Other	902,905	674,037	612,095

Total other income	2,024,045	533,159	2,621,730

OTHER EXPENSES:
Salaries and employee benefits	8,800,064	8,264,149	7,557,094
Occupancy and equipment	3,690,207	3,215,439	2,898,881
Federal insurance premiums	783,972	121,304	49,717
Advertising	455,448	436,265	443,972
Professional services	695,572	686,986	661,336
Real estate owned activity	(17,025)	—	—
Charitable contributions	143,987	125,586	122,124
Other operating expenses	1,581,753	1,415,022	1,336,132

Total other expenses	16,133,978	14,264,751	13,069,256

INCOME BEFORE INCOME TAXES	6,826,023	4,721,411	4,429,952

INCOME TAXES:
Current	3,979,948	2,342,910	1,321,698
Deferred	(1,365,326)	(550,734)	317,740

Total income taxes	2,614,622	1,792,176	1,639,438

NET INCOME	$4,211,401	$2,929,235	$2,790,514

Earnings per share basic	$0.60	$0.42 *	$0.39	*
Earnings per share diluted	$0.59	$0.41 *	$0.39	*

*	Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company which occurred on December 18, 2009

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income	—	—	2,790,514	—	—	—	—	2,790,514
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $<219,909>)	—	—	—	—	—	—	(399,600)	(399,600)

Comprehensive income:								2,390,914
Purchase of treasury stock	—	—	—	(2,748,744)	—	—	—	(2,748,744)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	9,147	—	—	—	—	—	9,147
Excess of fair value above cost of ESOP shares committed to be released	—	46,144	—	—	—	—	—	46,144
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	216,440	—	—	—	—	—	216,440
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(43,726)	—	(43,726)

BALANCE—December 31, 2007	$87,627	$37,968,848	$33,572,428	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,027)	$63,047,114

Cumulative Effect of the adoption of EITF 06—4	—	—	(486,111)	—	—	—	—	(486,111)
Comprehensive income:
Net income	—	—	2,929,235	—	—	—	—	2,929,235
Other comprehensive loss—
Reclassification adjustment for OTTI impairment (net of tax of $778,614)	—	—	—	—	—	—	1,456,751	1,456,751
Unrealized holding loss arising during the period (net of tax of ($1,359,492)	—	—	—	—	—	—	(2,421,171)	(2,421,171)

Comprehensive income:								1,964,815
Purchase of treasury stock	—	—	—	(392,389)	—	—	—	(392,389)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	(9,148)	—	—	—	—	—	(9,148)
Excess of fair value above cost of ESOP shares committed to be released	—	(13,969)	—	—	—	—	—	(13,969)
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	172,881	—	—	—	—	—	172,881
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(24,891)	—	(24,891)
Current Year Dividends Declared	—	—	(535,654)	—	—	—	—	(535,654)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	37,786	—	—	—	—	37,786

BALANCE—December 31, 2008	$87,627	$38,516,037	$35,517,684	$(5,332,015)	$(2,289,990)	$(485,037)	$(1,627,447)	$64,386,859

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—Continued

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
Comprehensive income:
Net income	—	—	4,211,401	—	—	—	—	4,211,401
Other comprehensive loss—
Reclassification adjustment for OTTI impairment (net of tax of $117,579)	—	—	—	—	—	—	345,820	345,820
Unrealized holding loss arising during the period (net of tax of $105,415)	—	—	—	—	—	—	212,503	212,503

Comprehensive income:								4,769,724
Purchase of treasury stock	—	—	—	(97,022)	—	—	—	(97,022)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Excess of fair value above cost of ESOP shares committed to be released	—	(59,676)	—	—	—	—	—	(59,676)
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	105,412	—	—	—	—	—	105,412
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(10,704)	—	(10,704)
Current Year Dividends Declared	—	—	(711,880)	—	—	—	—	(711,880)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	45,837	—	—	—	—	45,837
Dividend received from dissolution of MHC	—	19,162	—	—	—	—	—	19,162
Proceeds from sales of common stock, net	—	30,521,254	—	—	—	—	—	30,521,254
Exchange of shares due to 2nd step stock offering	(14,546)	14,546	—	—	—	—	—	—
Purchase of shares for ESOP	—	—	—	—	(2,260,888)	—	—	(2,260,888)
Retirement of treasury stock	—	(4,300,452)	(1,128,585)	5,429,037	—	—	—	—

BALANCE—December 31, 2009	$73,081	$65,213,708	$37,934,456	$—	$(4,321,878)	$(495,741)	$(1,069,123)	$97,334,503

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$4,211,401	$2,929,235	$2,790,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862,627	1,489,199	1,425,613
Provision for loan losses	1,251,223	373,300	260,575
Deferred income taxes	(1,365,326)	(550,734)	317,740
Stock based compensation expense	672,161	776,189	898,157
Impairment charge on AFS securities	1,077,400	2,235,365	—
Gain on call of AFS securities	(6,133)	(3,791)	—
Loss on sale of AFS securities	—	54,040	—
Gain on sale of real estate owned	(55,325)	—	—
Loss on disposal of office properties and equipment	—	—	479
Cash surrender value of life insurance	(435,477)	(425,865)	(368,402)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(132,522)	151,218	(378,926)
Prepaid expenses and other assets	(1,944,817)	(930,356)	3,601
Accrued interest payable	(5,009)	(54,457)	300,673
Other liabilities	803,656	570,071	642,100

Net cash provided by operating activities	4,933,859	6,613,414	5,892,124

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	6,333,529	7,184,202	7,605,065
Mortgage-backed securities held to maturity	659,782	553,385	605,852
Agency securities available for sale	286,802	—	—
Loans originated, net of repayments	(71,212,636)	(62,936,661)	(82,686,474)
Purchases of:
Loans receivable	—	(4,378,803)	(12,667,798)
Investment securities held to maturity	(659,727)	(26,012,580)	(2,955,673)
Investment securities available for sale	—	—	(3,000,000)
Federal Home Loan Bank stock	(10,032,400)	(11,568,500)	(4,325,700)
Office properties and equipment	(2,734,907)	(3,063,234)	(315,061)
Life insurance contracts	(1,542,598)	—	(2,465,000)
Proceeds from sales of:
Federal Home Loan Bank stock	10,979,500	10,991,900	1,288,100
Investment securities available for sale	500,000	8,692,570	—
Real estate owned	883,107	—	—
Proceeds from maturities of:
Investment securities held to maturity	672,307	26,000,000	3,018,000
Investment securities available for sale	—	141,664	3,159,329
Mortgage-backed securities available for sale	—	1,077,883	—

Net cash used in investing activities	(65,867,241)	(53,318,174)	(92,739,360)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2009	2008	2007
FINANCING ACTIVITIES:
Increase (decrease) in deposits	$81,467,090	$40,724,246	$(1,793,493)
(Decrease) increase in securities sold under agreements to repurchase	—	(8,000,000)	910,000
Advances from Federal Home Loan Bank, net	(23,800,000)	13,570,000	66,230,000
Dividends paid	(711,880)	(535,654)	—
Purchase of shares by deferred compensation plans trust	(10,704)	(24,891)	(43,727)
Purchase of treasury stock	(97,022)	(392,389)	(2,748,744)
Purchase of ESOP shares	(2,260,888)	—	—
Unallocated ESOP dividends applied to ESOP loan	45,837	37,785	—
Increase in advances from borrowers for taxes and insurance	258,084	315,430	476,658
Proceeds from issuance of common stock	30,521,254	—	—
Dividend received from dissolution of MHC	19,162	—	—

Net cash provided by financing activities	85,430,933	45,694,527	63,030,694

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	24,497,551	(1,010,233)	(23,816,542)
CASH AND CASH EQUIVALENTS—Beginning of period	8,530,159	9,540,392	33,356,934

CASH AND CASH EQUIVALENTS—End of period	$33,027,710	$8,530,159	$9,540,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$15,043,152	$17,147,778	$17,180,204

Income taxes	$3,798,784	$1,794,000	$1,281,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS Transfers of loans to real estate owned	$925,281	$—	$—

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is the federally chartered holding company for Ocean City Home Bank (“Bank”), a federally chartered savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank. The Bank has one active subsidiary, Seashore Financial Services, LLC, which receives commissions from the sale of insurance products.

On December 18, 2009, the Company completed the “second step” conversion of Ocean City Home Bank from the mutual holding company to the stock holding company form of organization (the “Conversion”) pursuant to a Plan of Conversion and Reorganization (the “Plan”). Upon completion of the Conversion, Ocean Shore Holding became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 4,186,250 shares of common stock, par value $0.01 per share, of Ocean Shore Holding Co. (the “Common Stock”) were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $8.00 per share, or $33.49 million in the aggregate (collectively, the “Offerings”). In addition and in accordance with the Plan, approximately 3,121,868 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Ocean Shore Holding Co., the former mid-tier holding company for the Bank, held by persons other than OC Financial MHC. Each share of common stock of Ocean Shore Holding Co. was converted into the right to receive 0.8793 shares of Common Stock in the Conversion. All share and per share amounts have been adjusted in prior periods to reflect the effect of the conversion.

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through a ten-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor, Margate, Mays Landing, Egg Harbor Township and Galloway Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements of the Company include the accounts of the Bank and the Bank’s wholly owned subsidiary, Seashore Financial LLC, and are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information from prior periods has been condensed to conform to the current presentation.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Treasury Stock—Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

The Company retired its 451,258 shares of treasury stock totaling $5.4 million as a result of the completion of its second-step reorganization on December 18, 2009 and subsequently held no treasury stock on December 31, 2009. As of December 31, 2008 the Company held 439,268 shares in treasury stock at a cost of $5.3 million.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment and Mortgage-Backed Securities—The Company’s debt securities include both those that are held to maturity and those that are available for sale. The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2009 and 2008, the Company had no unsettled purchases of investment securities. The following provides further information on the Company’s accounting for debt securities:

a. Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold or called. There were no sales of available for sale securities for the twelve months ended December 31, 2009. The Company sold $7,642,571 of equity securities in 2008.

In accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments—Debt and Equity Securities, the Company evaluates its securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment, which has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

An impairment charge is recorded if the review described above concludes that the decline in value is other-than-temporary. The securities portfolio for the year-ended December 31, 2009 was deemed to include two other-than-temporary impaired (“OTTI”) investments. As a result, the Company recorded an OTTI charge of $1.1 million during the twelve months ended December 31, 2009. The securities portfolio for the year-ended December 31, 2008 was deemed to include two other-than-temporary impaired investments. As a result, the Company recorded an OTTI charge of $1.9 million during the year ended December 31, 2008. Additionally, the Company recognized $313 thousand OTTI charge in relation to equity securities held in the portfolio during the first quarter of 2008, and subsequently sold as described above.

Deferred Loan Fees—The Bank defers all loan origination fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method. Deferred loan fees are recorded as a component of “Loans—net” in the statement of financial condition.

Unearned Discounts and Premiums—Unearned discounts and premiums on loans, investments and mortgage-backed securities purchased are accreted and amortized, respectively, over the estimated life of the related asset using the interest method.

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

Real Estate Owned—Real estate owned is comprised of property acquired through foreclosure, in lieu of deed and bank property that is not in use. The property acquired through foreclosure is carried at the lower of the related loan balance or fair value of the property based on an appraisal less estimated cost to dispose. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Bank property is carried at the lower of cost or fair value less estimated cost to dispose. Costs to maintain real estate owned and any subsequent gains or losses are included in the Company’s Consolidated Statements of Operations.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key employees. The Bank is the primary beneficiary of insurance policies on the lives of officers and employees of the Bank. These policies are recorded at their cash surrender value and the Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition. The company accounts for split dollar life insurance in accordance with FASB ASC 715-60, Defined Benefit Plans—Other Post-Retirement. The guidance provides for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.

Allowance for Loan Losses—The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses monthly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio.

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of non-performing loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on qualitative and quantitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. If a loan is identified as impaired and is collateral dependant, an appraisal is obtained to provide a base line in determining whether the carrying amount of the loan exceeds the net realizable value. We recognize impairment through a provision estimate or a charge-off is recorded when management determines we will not collect 100% of a loan based on foreclosure of the collateral, less cost to sell the property, or the present value of expected cash flows.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2009 and 2008.

Income Taxes—The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income as well as judgments about availability of capital gains. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. Further, an inability to employ a qualifying tax strategy to utilize our deferred tax asset arising from capital losses may give rise to an additional valuation allowance. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. When applicable, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

Our adherence to FASB ASC 740 may result in increased volatility in quarterly and annual effective income tax rates, as FASB ASC 740 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2009 and 2008, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

Earnings Per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares,

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price of common shares sold during the period. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company using an exchange ratio of .8793 per share, which occurred on December 18, 2009.

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

Stock Based Compensation—In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 150,624 shares of the Company’s common stock in the open market for approximately $2.0 million, resulting in an average price of $13.31 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the Equity Plan, all 150,624 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. Non-vested restricted stock award shares granted under the Equity Plan will vest at the rate of 20% per year over five years. As of December 31, 2009, 120,499 shares have been fully vested, 120,499 shares issued and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2009 and 2008, 30,125 shares were earned each year by participants of the Equity Plan, based on the proportional vesting of the awarded shares. During the years ended December 31, 2009, 2008 and 2007, approximately $397,000, $397,000 and $397,000, respectively, was recognized as compensation expense of the Equity Plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 373,592 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plan of which 34,182 options were awarded on November 20, 2007, 21,103 options were awarded on November 21, 2006 and 348,203 options were awarded on August 10, 2005. At December 31, 2009, no options issued in 2007, 1,319 options issued in 2006 and 28,577 options issued in 2005 have been forfeited.

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements including 282,611 shares added on December 18, 2009 for $2.3 million in connection with the second-step conversion and reorganization of the Company.

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

New Accounting Pronouncements—In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the its amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance, and it did not have a material impact on the Company’s financial condition, results of operations or cash flows. The disclosures required by this guidance are contained in the consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations or cash flows.

In June 2009, Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”) 105-10, Generally Accepted Accounting Principles, became the sole source of authoritative GAAP recognized by the FASB, as defined. Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In addition, effective July 1, 2009, changes to the Codification are communicated through an ASU. This topic is effective for financial statements issued for interim and annual periods ending after September 15,

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2009 for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company has adopted the requirements of ASC 105-10 for the quarterly period ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

In May 2009, the FASB issued a new standard that was incorporated into FASB ASC 855, Subsequent Events. FASB ASC 855 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

In April 2009, the FASB issued new guidance that impacts FASB ASC 825-10, Financial Instruments—Overall. The new guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The new guidance was effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this new guidance early must also adopt the new guidance impacting FASB ASC 820 and the new guidance impacting FASB ASC 320-10, Investments—Debt and Equity Securities. The Company adopted the guidance as of June 30, 2009. As the standard amends only the disclosure requirements of financial instruments, the adoption did not impact the Company’s consolidated financial position, results of operations, or statement of cash flows. The disclosures required by this statement are contained in Note 15.

In April 2009, the FASB issued guidance that impacts FASB ASC 320-10, Receivables, which amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortized cost basis of the security. Under this new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. For debt securities held at the beginning of the period, the new guidance requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the OTTI which should have been recognized in other comprehensive income had the guidance been in effect at the beginning of the period. The provisions of this topic are effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

In April 2009, the FASB issued new guidance that impacts FASB ASC 820, Measuring Liabilities at Fair Value, which includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. The provisions are effective for interim and annual periods ending after June 15, 2009. The Company adopted this requirements as of June 30, 2009 and it had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows The disclosures required by this statement are contained in Note 15.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

In January 2009, the FASB issued new guidance that impacts FASB ASC 325-40, Investments—Other—Beneficial in Securitized Financial Assets. This guidance, which was effective for interim and annual reporting periods ending after December 15, 2008, was issued to achieve a more consistent evaluation of whether there is an OTTI has occurred. This ASC amended previous guidance to more closely align the OTTI guidance therein to the guidance in ASC 320, Investments—Debt & Equity Securities. The section is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company adopted the requirements as of December 31, 2008 and it did not have material impact on the Company’s financial condition, results of operations or statement of cash flows.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share pursuant to the two-class method. All prior-period earnings per share data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform to this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The Company adopted the provisions of ASC 260 on January 1, 2009 and it did not have an impact on the Company’s consolidated financial position, results of operations, or statement of cash flows, as it did not change its current practice.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,440,275	$139,336	$—	$3,579,611

Totals	$3,440,275	$139,336	$—	$3,579,611

Available for Sale
Debt securities:
Federal Agencies	$771,507	$1,954	$—	$773,461
Municipal	1,419,030	11,597	—	1,430,627
Corporate	8,197,324	—	(2,458,832)	5,738,492
Equity securities	2,596	14,348	—	16,944
US treasury and government sponsored entity mortgage-backed securities	17,264,145	764,456	(1,358)	18,027,243

Totals	$27,654,602	$792,355	$(2,460,190)	$25,986,767

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
Federal Agencies	$—	$—	$358,789	$(1,358)	$358,789	$(1,358)
Corporate	—	—	5,738,292	(2,458,832)	5,738,292	(2,458,832)

Totals	$—	$—	$6,097,081	$(2,460,190)	$6,097,081	$(2,460,190)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
Federal Agencies	$991,862	$(66,198)	$—	$—	$991,862	$(66,198)
Corporate	3,525,038	(709,813)	2,452,798	(2,211,071)	5,977,836	(2,920,884)
US treasury and government sponsored entity mortgage-backed securities	4,454,378	(87,356)	1,176,737	(34,219)	5,631,115	(121,575)

Totals	$8,971,278	$(863,367)	$3,629,535	$(2,245,290)	$12,600,813	$(3,108,657)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Management has reviewed its investment securities as of December 31, 2009 and has determined that all declines in fair value below amortized cost were concluded to be temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with FASB ASC 325-40, when applicable, and FASB ASC 320-10. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In April 2009, the accounting regulations in the United States changed the existing impairment guidelines with respect to the Debt securities requiring the Company to assess whether the credit loss existed by considering whether (1) it does not expect to recover the entire amortized cost basis of the security, (2) the Company has the intent to sell the security, or (3) it is more likely than not that it will be required to sell the security before recovery. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs are available. The difference between the fair market value and the credit loss is recognized in other comprehensive income

Upon adoption of to the new accounting regulations the Company was required to record a cumulative effect adjustment to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income. The adoption had no impact on the opening balance sheet as the entire amount of the previously recorded charges was concluded to be credit related impairment.

For the year ended December 31, 2009, the Company updated its assessment of securities with unrealized losses and whether the losses were temporary in nature. Upon completion of this review, $1.077 million of additional credit losses were incurred related to securities for which the Company had previously recorded an OTTI charge in prior periods.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)
Credit component of OTTI as of April 1, 2009	$2,408
Additions for credit related OTTI charges on previously unimpaired securities	—
Reductions for securities sold during the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	592

Credit component of OTTI as of December 31, 2009	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have Fitch credit ratings below investment grade at December 31, 2009. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of December 31, 2009:

December 31, 2009
Future loss rate assumption per annum	.8% to 1.2%
Expected cumulative loss percentage	27.8%
Cumulative loss percentage to date	37.0% to 33.2%
Remaining life	31 years

Corporate Debt Securities—The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At December 31, 2009, six debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 30.0% from the Company’s amortized cost basis. There has been limited secondary market trading for some of these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. These securities were performing in accordance with their contractual terms as of December 31, 2009, and had paid all contractual cash flows since the Company’s initial investment. Accordingly, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and that the decline in value was attributed to the illiquidity in the financial markets, based upon its analysis and the fact that the Company does not intend to sell these securities and that it is more likely than not that the Company will not be required to sell these securities.

At December 31, 2008, three debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 47.4% from the Company’s amortized cost basis. The unrealized loss on these debt securities related principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believes these unrealized losses are not other-than-

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

temporary based upon the Company’s analysis that the securities will perform in accordance with their terms, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company believes recovery of fair value is expected when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments. These corporate debt securities had no identified credit issues and had a current credit rating of BBB or higher. As management had the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline was deemed to be other than temporary.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities—The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2009, three agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 0.38% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities, and the Company anticipates it will recover the entire amortized cost basis of the securities, accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2008, two mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 2.83% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and were rated AAA by at least one bond credit rating agency at December 31, 2008. In September of 2008 the Treasury announced the establishment of the Government- Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders—senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. As management had the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines were deemed to be other than temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2009 and 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—	$771,507	$773,462
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	1,000,000	803,750
Due after 10 years	—	—	8,616,354	6,365,369

Total	$—	$—	$10,387,861	$7,942,581

	December 31, 2008
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,580	$12,580	$—	$—
Due after 1 year through 5 years	—	—	1,058,060	991,862
Due after 5 years through 10 years	—	—	1,000,000	504,230
Due after 10 years	—	—	10,184,974	7,777,033

Total	$12,580	$12,580	$12,243,034	$9,273,125

Equity securities had a cost of $2,596 and a fair value of $16,944 as of December 31, 2009 and a cost of $2,596 and fair value of $13,987 as of December 31, 2008. Mortgage-backed securities had a cost of $20,704,420 and a fair value of $21,606,854 as of December 31, 2009 and a cost of $27,729,965 and a fair value of $28,193,039 as of December 31, 2008.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2009	2008
Real estate—mortgage:
One-to-four family residential	$521,361,263	$464,730,789
Commercial and multi-family	49,801,620	42,611,805

Total real—estate mortgage	571,162,883	507,342,594

Real estate—construction:
Residential	5,605,724	7,858,248
Commercial	2,937,089	1,020,978

Total real estate—construction	8,542,813	8,879,226

Commercial	22,893,039	17,111,799

Consumer
Home equity	60,729,520	60,019,783
Other consumer loans	795,761	956,958

Total consumer loans	61,525,281	60,976,741

Total loans	664,124,016	594,310,360
Net deferred loan cost	3,014,832	2,825,767
Allowance for loan losses	(3,476,040)	(2,683,956)

Net total loans	$663,662,808	$594,452,171

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $4,523,000 and $6,009,000 at December 31, 2009 and 2008, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2009 and 2008, the composition of these loans was approximately $519,532,000 and $458,641,000, respectively, of fixed rate loans and $144,592,000 and $135,669,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$2,683,956	$2,307,225	$2,049,914
Provision for loan loss	1,251,223	373,300	260,575
Charge-offs	(460,541)	—	(8,245)
Recoveries	1,402	3,431	4,981

Balance, end of year	$3,476,040	$2,683,956	$2,307,225

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $1.25 million for the year ended December 31, 2009 as compared to $373,000 for the comparable period in 2008. A contributing factor in the increase of the loan loss provision for the year ended December 31, 2009 was specific reserves in the amount of $285,000 established during 2009 on six non-performing loans totaling $1.2 million which have experienced payment delinquencies. Based on updated appraisals, the value of the real estate collateralizing the loans has declined requiring establishment of specific reserves.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2009, 2008 and 2007, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

As of December 31, 2009, 2008 and 2007, the recorded investment in loans that are considered to be impaired was as follows:

	December 31, 2009	December 31, 2008, 2007
	(dollars in thousands)
Impaired collateral-dependant loans with related allowance	$1,158	$—
Impaired collateral-dependant loans with no related allowance	687	—

Other data for impaired loans as of December 31, 2009, 2008 and 2007 was as follows:

	December 31, 2009	December 31, 2008, 2007
(dollars in thousands)
Average impaired loans	$192	$—
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

Non-performing loans at December 31, 2009 and 2008 consisted of non-accrual loans that amounted to approximately $1,844,849 and $1,972,554 respectively. The reserve for delinquent interest on loans totaled $90,757, and $70,779 at December 31, 2009 and 2008, respectively.

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$4,991,656	$5,485,365	$5,681,526
Additions	605,000	215,000	650,000
Repayments and other	(468,441)	(708,709)	(846,161)

Balance, end of year	$5,128,215	$4,991,656	$5,485,365

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2009	2008
Land	$3,215,775	$2,657,967
Buildings and improvements	12,647,810	10,945,050
Furniture and equipment	5,885,311	5,537,801

Total	21,748,896	19,140,818
Accumulated depreciation	(8,236,737)	(7,355,750)

Net	$13,512,159	$11,785,068

For the years ended December 31, 2009, 2008 and 2007, depreciation expense amounted to $1,007,813, $899,549, and $874,435, respectively.

6. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$249,422,646	0.94%	$198,221,817	0.87%
Passbook savings and club accounts	73,976,828	1.14%	55,402,098	1.11%

Subtotal	323,399,474		253,623,915

Certificates with original maturities:
Within one year	113,814,174	1.69%	106,673,971	2.68%
One to three years	76,504,418	2.85%	69,603,329	4.24%
Three years and beyond	23,704,028	2.97%	26,053,789	4.17%

Total certificates	214,022,620		202,331,089

Total	$537,422,094		$455,955,004

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2009 and 2008 amounted to $86,977,676 and $88,838,098, respectively. Currently, deposit amounts in excess of $250,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2009 and 2008 amounted to $93,099,368 and $66,886,193, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

Due	Interest Rate	December 31,
		2009	2008
January 2, 2009	0.440%	$—	$3,800,000
January 6, 2009	0.480%	—	20,000,000
December 17, 2014	3.765%	15,000,000	15,000,000
December 21, 2015	4.540%	5,000,000	5,000,000
April 11, 2016	4.795%	10,000,000	10,000,000
August 22, 2016	4.361%	10,000,000	10,000,000
February 28, 2017	4.070%	10,000,000	10,000,000
April 5, 2017	4.580%	10,000,000	10,000,000
June 22, 2017	4.609%	20,000,000	20,000,000
August 1, 2017	4.320%	10,000,000	10,000,000
November 16, 2017	3.875%	20,000,000	20,000,000

		$110,000,000	$133,800,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $367,562,888 and $320,411,898 at December 31, 2009 and 2008, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2009	2008
Weighted average balance during the period	$121,842,068	$132,681,421
Maximum month-end balance during the period	142,900,000	149,190,000
Balance outstanding at the end of the period	110,000,000	133,800,000
Weighted average interest rate during the period	3.87%	3.93%
Weighted average interest rate at the end of the period	4.23%	3.56%

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2009 and 2008 were $257,562,888 and $195,152,608, respectively.

The Company had lines of credit and advance commitments with the FHLB of New York at December 31, 2009 and 2008 totaling approximately $48,468,000 and $25,760,700.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions and have agreed to resell to the Bank the same securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2009	2008
Weighted average balance during the year	$—	$5,157,787
Maximum month-end balance during the year	—	8,000,000
Balance outstanding at the end of the year	—	—

Weighted average interest rate during the year	N/A	4.31%
Weighted average interest rate at the end of the year	N/A	N/A

Mortgage-backed securities and securities of federal agencies collateralizing the agreements at year end:
Carrying value	N/A	N/A
Estimated fair value	N/A	N/A

The Company had no agreements outstanding at December 31, 2009 and 2008.

9. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2009	2008	2007
Income taxes:
Current:
Federal	$2,929,213	$1,723,112	$886,633
State	1,050,735	619,798	435,065

Total current tax provision	3,979,948	2,342,910	1,321,698

Deferred:
Federal	(1,108,348)	(586,898)	301,916
State	(256,978)	36,164	15,824

Total deferred tax provision (benefit)	(1,365,326)	(550,734)	317,740

Total income tax provision	$2,614,622	$1,792,176	$1,639,438

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rate	$2,320,848	34.0%	$1,605,280	34.0%	$1,506,184	34.0%
State income taxes, net of federal benefit	523,879	7.7	432,934	9.2	297,587	6.7
Changes in taxes resulting from:
Tax exempt income	(171,772)	(2.6)	(173,772)	(3.7)	(126,587)	(2.9)
Non-deductible expenses	60,466	0.9	61,548	1.3	85,874	1.9
(Decrease) Increase in valuation allowance	(118,799)	(1.7)	(141,107)	(3.0)	168,000	3.8
Tax refund	—	—	—	—	(242,000)	(5.4)
Reversal of excess tax accrual	—	—	—	—	(80,000)	(1.8)
Other	—	—	7,293	0.2	30,380	0.7

Total	$2,614,622	38.3%	$1,792,176	38.0%	$1,639,438	37.0%

The effective tax rate for 2009 was 38.3% compared to 38.0% for 2008. The Company recorded a reduction of $119,000 in 2009 of a tax valuation allowance for charitable contributions carryover deduction resulting from higher than projected taxable income allowing for utilization of the remainder of the carryover. The effective tax rate for 2008 was 38.0% compared to 37.0% for 2007. The Company recorded a reduction of $122,000 in 2008 of a tax valuation allowance for charitable contributions carryover deduction as it was able to utilize the carryover due to higher than expected taxable income. The higher state income taxes were the result of non-deductible expenses related to impairment of securities. In 2007, the Company recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2009	2008	2007
Deferred tax assets:
Unrealized loss on available for sale securities	$598,712	$955,586	$374,708
Charitable contributions	—	121,843	274,391
Allowance for loan losses	1,531,925	1,071,972	921,506
Nonperforming loans	36,248	28,269	5,579
Deferred compensation	311,744	255,913	213,777
Employee benefits	1,173,549	1,002,640	782,347
Other than temporary impairment	1,019,932	653,616	—
State net operating loss carryover	—	243,733	213,217
Other	26,976	24,318	24,764

Total deferred tax assets—gross	4,699,086	4,357,890	2,810,289

Valuation allowance	—	(365,576)	(490,098)
Total deferred tax assets—net	4,699,086	3,992,314	2,320,191

Deferred tax liabilities:
Deferred loan fees	(1,151,950)	(1,076,437)	(867,789)
Property	30,953	(37,685)	(74,364)
Servicing	(12,453)	(17,203)	(21,684)
Other	(3,508)	—	—
IRC Section 475 mark-to-market	(212,796)	(520,129)	(147,106)

Total deferred tax liabilities	(1,349,754)	(1,651,454)	(1,110,943)

Net deferred tax asset	$3,349,332	$2,340,860	$1,209,248

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2009 and 2008. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company adopted ASC-740 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. At December 31, 2009 and 2008, there was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2009 and 2008.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of December 31, 2009, the tax years ended

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

December 31, 2006 through 2009 were subject to examination by the Internal Revenue Service (the “IRS”), while the tax years ended December 31, 2005 through 2009 were subject to state examination. As of December 31, 2009 and 2008, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

10. JUNIOR SUBORDINATED DEBENTURES

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

11. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2009, the Company had approximately $3,960,750 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 4.875% to 6.25% and approximately $37,343,034 in unused lines of credit with interest rates ranging from 3.25% to 16.00% on outstanding balances. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows as of December 31, 2009:

Year Ending December 31
2010	$114,841
2011	43,437
Thereafter	—

Total	$158,278

Rent expense for all operating leases was approximately $143,849, $167,355 and $130,664 for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2009 and 2008.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Employment Contracts—The Bank has entered into employment contracts with several officers of the Bank whereby such officers would be entitled to a cash payment equal to 2 or 3 years annual compensation, depending on the officer, in the event of a change of control or other specified reasons.

12. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, while diluted net income per share is based upon the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period, and impact of unallocated ESOP shares. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2009	2008	2007
Numerator—Net Income	$4,211,401	$2,929,235	$2,790,514
Denominators:
Basic average shares outstanding	7,064,161	7,039,134	7,126,175
Net effect of dilutive common stock equivalents	48,365	78,522	107,916

Diluted average shares outstanding	7,112,526	7,117,657	7,234,092
Earnings per share:
Basic	$0.60	$0.42	$0.39
Diluted	$0.59	$0.41	$0.39

At December 31, 2009, 2008 and 2007 there were 373,592, 373,592, and 377,109 outstanding options that were anti-dilutive, respectively.

13. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it is subject.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

As of December 31, 2009 and 2008, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tangible capital	$82,709,000	10.87%	$10,415,000	1.50%	N/A	N/A
Core capital	82,709,000	10.87	30,440,000	4.00	$40,078,200	6.00%
Tier 1 risk-based capital	82,709,000	18.51	N/A	N/A	26,816,100	6.00
Total risk-based capital	85,907,000	19.22	35,755,000	8.00	44,693,500	10.00
As of December 31, 2008:
Tangible capital	$65,049,000	9.74%	$10,020,000	1.50%	N/A	N/A
Core capital	65,049,000	9.74	26,719,000	4.00	$40,078,200	6.00%
Tier 1 risk-based capital	65,049,000	16.28	N/A	N/A	23,973,000	6.00
Total risk-based capital	67,738,000	16.95	31,965,000	8.00	39,956,000	10.00

Capital levels at December 31, 2009 and 2008 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the periods ended December 31, 2009, 2008 and 2007, the Bank paid $1,200,000 in dividends to the Company.

14. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2009, 2008 and 2007 were $177,729, $165,879 and $120,640, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $362,000, $330,000 and $312,500, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $1,932,100, $1,569,900 and $1,239,900 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2010 and 2029. Payments of $26,516 were made from the plan in 2009. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2009 and 2008, the accrued deferred compensation liability amounted to approximately $780,531 and $640,743, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $135,799, $100,697 and $100,472, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $12,837,789 and $10,859,714 at December 31, 2009 and 2008.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During the years ended December 31, 2009 and 2008, 1,576 and 3,161 shares were purchased for $10,704 and $24,891, respectively, at various market prices. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock were purchased for approximately $321,000 by this trust.

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

To purchase the Company’s common stock in December 2004, the ESOP borrowed $3.4 million from the Company to purchase 343,499 shares of the Company’s common stock in the initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 15 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

To purchase the Company’s common stock in December 2009, the ESOP borrowed $2.3 million from the Company to purchase 282,611 shares of the Company’s common stock in its second step offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 20 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. During the years ended December 31, 2009, 2008 and 2007, the Company recorded an expense related to this plan of approximately $169,000, $215,000 and $275,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2009, 2008 and 2007 and changes during the periods ended December 31, 2009, 2008 and 2007 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	373,592	$13.10	377,109	$13.11	349,522	$13.28
Granted	—	—	—	—	34,182	11.32
Exercised	—	—	—	—	—	—
Forfeited	—	—	(3,517)	13.80	(6,595)	13.19

Outstanding at the end of the period	373,592	$13.10	373,592	$13.10	377,109	$13.11

Exercisable at the end of the period	281,244	$13.17	206,526	$13.19	132,950	$13.24

Stock options vested or expected to vest (1)	336,233	$13.17

(1)	Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The Company did not grant any options during the years ended December 31, 2009 or 2008. The weighted average grant date fair value of options granted for the year ended December 31, 2007 was $2.39 per share. No options were exercised during 2009, 2008 or 2007. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009, 2008 and 2007 was $0.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2009:

Date Issued	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
August 10, 2005	319,626	$13.19	5.1
November 21, 2006	19,784	14.78	6.3
November 20, 2007	34,182	11.32	7.3

Total	373,592	$13.10	5.3

At December 31, 2009, there was $61,300 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

Summary of Non-vested Restricted Stock Award activity:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	60,250	$13.19	90,374	$13.19	120,499	$13.19
Issued	—	—	—	—	—	—
Vested	30,125	13.19	30,125	13.19	30,125	13.19
Forfeited	—	—	—	—	—	—

Outstanding at the end of the period	30,125	$13.19	60,250	$13.19	90,374	$13.19

At December 31, 2009, there was $231,800 of total unrecognized compensation cost related to options granted under the non-vested restricted stock awards plan. That cost is expected to be recognized over a weighted average period of 0.6 years. The fair value of the restricted stock vested during 2009 was $279,600.

15. FAIR VALUE MEASUREMENT

The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. FASB ASC 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB ASC 820 also clarifies the application of fair value measurement in a market that is not active.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets as of December 31, 2009 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$18,800,704	—
State and municipal obligations	—	1,430,627	—
Corporate securities	—	5,738,292	$200
Equity securities	$16,944	—	—

Totals	$16,944	$25,969,623	$200

Those assets as of December 31, 2008 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$24,995,423	—
State and municipal obligations	—	1,929,027	—
Corporate securities	—	5,338,056	$1,014,180
Equity securities	$13,987	—	—

Totals	$13,987	$32,262,506	$1,014,180

In 2008, as a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary to shift its market value measurement of each

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

of the trust preferred securities from quoted prices for similar assets (Level 2) to an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model.

The following provides details of the fair value measurement activity for Level 3 for the year ended December 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, December 31, 2008	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized	—	—
Included in earnings (1)	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	63,420	63,420
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3 (2)	—	—

Balance, December 31, 2009	$200	$200

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

The following provides details of the fair value measurement activity for Level 3 for the year-ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2008	$—	$—
Total gains (losses), realized/unrealized	—	—
Included in earnings (1)	(1,922,400)	(1,922,400)
Included in accumulated other comprehensive loss	(68,420)	(68,420)
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3 (2)	3,005,000	3,005,000

Balance, December 31, 2008	$1,014,180	$1,014,180

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

In accordance with the fair value measurement and disclosures topic of the FASB Accounting Standards Codification management assessed whether the volume and level of activity for certain assets have significantly

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock, and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At December 31, 2009, specific reserves were calculated for impaired loans with a carrying amount of $1,158,000. The collateral underlying these loans had a fair value of $873,000, resulting in specific reserves in the allowance for loan losses of $285,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $687,000 at December 31, 2009, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance with FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At December 31, 2009 and 2008, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At December 31, 2009, the Company deemed one loan uncollectible and took possession of the underlying collateral. The collateral underlying the loan had a fair value of $95,000, with an aggregate carrying value of $198,000, triggering a net charge off of approximately $101,000. The Company had no real estate owned during the year-ended 2008.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

In accordance with FASB ASC 825-10-50-10, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	33,027,710	33,027,710	8,530,159	8,530,159
Investment securities:
Held to maturity	3,440,275	3,579,611	4,114,469	4,202,057
Available for sale	27,654,602	25,986,767	33,290,674	33,290,674
Loans receivable, net	663,662,808	669,637,682	594,452,171	606,679,000
Federal Home Loan Bank stock	6,148,000	6,148,000	7,095,100	7,095,100
Liabilities:
NOW and other demand deposit accounts	249,422,646	261,166,646	198,221,573	198,221,573
Passbook savings and club accounts	73,976,828	81,675,828	55,402,098	55,402,098
Certificates	214,022,620	214,202,087	202,331,089	198,395,816
Advances from Federal Home Loan Bank	110,000,000	118,836,690	133,800,000	149,194,352
Junior subordinated debenture	15,464,000	7,732,000	15,464,000	6,958,800

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

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2009 and 2008. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2009 and 2008, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	Residential Property	Total
Balance, January 1, 2009	$—	$—
Transfers into Real Estate Owned	925,281	925,281
Sales of Real Estate Owned	(827,781)	(827,781)

Balance, December 31, 2009	97,500	97,500

17. RELATED PARTY TRANSACTION

The Company did not engage in transactions with related parties outside of those discussed in footnote 4 for any periods presented.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

	December 31,
	2009	2008
CONDENSED STATEMENTS OF FINANCIAL CONDITION—PARENT ONLY
Assets:
Cash and cash equivalents	$1,104,980	$982,584
Investment securities	8,404,714	11,410,655
Investment in subsidiary	83,292,784	65,161,604
Other assets	19,996,025	5,506,866

Total assets	$112,798,503	$83,061,709

Liabilities:
Securities sold under agreements to repurchase	$—	$—
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	—	2,971,937

Total liabilities	15,464,000	18,435,937

Stockholders’ equity	97,334,503	64,625,772

Total liabilities and stockholders’ equity	$112,798,503	$83,061,709

	Years Ended December 31,
	2009	2008	2007
CONDENSED STATEMENTS OF INCOME—PARENT ONLY
Interest income	$775,412	$1,012,956	$1,167,417
Interest expense	1,340,729	1,407,160	1,482,757

Net interest loss	(565,317)	(394,204)	(315,340)
Impairment charges on AFS securities	1,077,400	1,922,400	—
Other expenses	159,562	185,769	198,409

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(1,802,279)	(2,502,373)	(513,749)
Income tax	(612,775)	(850,807)	(87,184)

Loss before equity in undistributed earnings in subsidiary	(1,189,504)	(1,651,566)	(426,565)
Equity in undistributed earnings of subsidiary	5,400,905	4,580,802	3,217,079

Net income	$4,211,401	$2,929,235	$2,790,514

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Years Ended December 31,
	2009	2008	2007
CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY
OPERATING ACTIVITIES:
Net income	$4,211,401	$2,929,235	$2,790,514
Equity in undistributed earnings in subsidiary	(5,400,905)	(4,580,802)	(3,217,079)
Impairment charges on AFS securities	1,077,400	1,922,400	—
Net amortization of investment premiums/discounts	12,246	10,978	155,973
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	10,643	70,731	(41,987)
Prepaid expenses and other assets	(12,160,100)	(892,260)	158,493
Accrued interest payable	—	(3,413)	1,840
Other liabilities	(259,496)	(679,101)	—
Intercompany payables	(3,032,813)	3,032,474	(1,627)

Net cash (provided by) used in operating activities	(15,541,624)	1,810,242	(153,873)

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	537,431	340,842	435,848
Principal repayment of mortgage backed securities available for sale	1,524,575	1,100,962	1,453,486
ESOP loan to Ocean City Home Bank	(2,260,888)	—	—
Principal payments on ESOP loan	192,015	182,079	173,355
Purchase of investment securities available for sale	—	—	(3,000,000)
Proceeds from call of investment securities available for sale	—	—	2,000,000

Net cash (used in) provided by investing activities	(6,867)	1,623,883	1,062,689

FINANCING ACTIVITIES:
Decreases (increases) in securities sold under repurchase agreements	—	(3,000,000)	910,000
Stock retirement	(97,022)	(392,389)	(2,748,744)
Proceeds from issuance of common stock	30,521,254	—	—
Capital contribution to subsidiary	(15,260,627)	—	—
Dividends received	1,219,162	1,200,000	1,200,000
Dividends paid	(711,880)	(535,654)	—

Net cash provided by (used in) financing activities	15,670,887	(2,728,043)	(638,744)

Net increase in cash & cash equivalents	122,396	706,082	270,072
Cash and cash equivalents—beginning	982,584	276,502	6,430

Cash and cash equivalents—ending	$1,104,980	$982,584	$276,502

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

19. SECOND STEP CONVERSION

On December 18, 2009, the Company completed the “second step” conversion of Ocean City Home Bank from the mutual holding company to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization. Upon completion of the Conversion, Ocean Shore Holding became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 4,186,250 shares of common stock, par value $0.01 per share, of Ocean Shore Holding (the “Common Stock”) were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $8.00 per share, or $33.49 million in the aggregate (collectively, the “Offerings”). In addition and in accordance with the Plan, approximately 3,121,868 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Ocean Shore Holding Co., the former mid-tier holding company for the Bank, held by persons other than OC Financial MHC. Each share of common stock of Ocean Shore Holding Co. was converted into the right to receive 0.8793 shares of Common Stock in the Conversion. Treasury stock held was retired.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

20. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009		December 31, 2009
	(Dollars in thousands)
Total interest income	$8,992		$9,145		$9,502		$9,586
Total interest expense	3,841		3,766		3,745		3,686

Net interest income	5,151		5,379		5,757		5,900
Provision for loan losses	152		252		490		357

Net interest income after provision for loan losses	4,999		5,127		5,267		5,543
Other income	693		771		790		854
Impairment charge on AFS securities	486		592		—		—
Other expense	3,747		4,206		3,939		4,248

Income before income taxes	1,459		1,100		2,118		2,149
Income taxes	546		429		805		835

Net income	$913		$671		$1,313		$1,314

Earnings per share basic (1)	$0.13	*	$0.10	*	$0.19	*	$0.19
Earnings per share diluted (1)	$0.13	*	$0.09	*	$0.18	*	$0.19

	Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008
	(Dollars in thousands)
Total interest income	$8,877		$8,935		$9,092		$9,016
Total interest expense	4,551		4,310		4,222		4,010

Net interest income	4,326		4,625		4,870		5,006
Provision for loan losses	69		90		114		101

Net interest income after provision for loan losses	4,257		4,535		4,756		4,905
Other income	623		666		734		745
Impairment charge on AFS securities	313		—		1,297		626
Other expense	3,375		3,414		3,530		3,945

Income before income taxes	1,192		1,787		663		1,079
Income taxes	462		698		322		310

Net income	$730		$1,089		$341		$769

Earnings per share basic (1)	$0.10	*	$0.15	*	$0.05	*	$0.11	*
Earnings per share diluted (1)	$0.10	*	$0.15	*	$0.05	*	$0.11	*

(1)	Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

*	Earnings per share and all common share amounts for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization completed December 18, 2009.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors currently consists of seven members. Pursuant to New Jersey law, the seven members will be elected at the first annual meeting to serve for a term of one, two or three years, and until their respective successors have been duly elected and qualified. All of the directors are currently directors of Ocean Shore Holding and Ocean City Home Bank. Following the election of directors at the annual meeting, the Board will be divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the Board of Directors’ nominees and the directors continuing in office is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2009. The indicated period of service as a director includes the period of service as a director of Ocean City Home Bank.

Sylva A. Bertini retired as Vice President of Ocean City Home Bank in March 2000. Age 73. Director since 2000.

Through her affiliation with Ocean City Home Bank for over 30 years, Ms. Bertini brings in-depth knowledge and understanding of Ocean City Home Bank’s and the Company’s histories and operations. In addition, Ms. Bertini has been a resident of Ocean City, New Jersey for over 40 years and is an active member of the community, having operated a local business for 20 years, and currently holding various positions in a number of local charitable and civic organizations. Ms. Bertini’s active involvement in the community has helped put her in touch with the local consumer environment.

Christopher J. Ford is a scout for the Philadelphia 76’ers basketball team. He served as the Philadelphia 76’ers interim head basketball coach from February 2004 until April 2004 and as an assistant coach from July 2003 until February 2004. Mr. Ford was the head coach for the Brandeis University men’s basketball team from October 2000 until June 2004. He also has served as head coach of the Boston Celtics and the Milwaukee Bucks and had a 10-year career as a player in the National Basketball Association. Age 60. Director since 2004.

Mr. Ford has been a lifelong resident in southern New Jersey. His over 28-years experience in the NBA, which included ten years as a player, nine years as a head coach and eight years as an assistant coach have given Mr. Ford leadership qualities that are invaluable as a Board member. Through his involvement in a number of local charitable and civic organizations, and his extensive ties in the community, Mr. Ford brings to the Board an in-depth knowledge of the market area in which Ocean City Home Bank and the Company operate.

John L. Van Duyne, Jr. is an officer and owner of Van Duyne Builders, Inc. Mr. Van Duyne, Jr. is also an officer and part owner of Van Duyne & Bruin, LLC. Age 57. Director since 1999.

Mr. Van Duyne is a lifelong resident of southern New Jersey with extensive knowledge of Ocean City Home Bank’s and the Company’s market area. As owner of a general contract business in the southern New Jersey area and Board member of the Construction Board of Appeals for Margate, New Jersey, Mr. Van Duyne offers the Board significant knowledge related to the local real estate industry, including land development and applicable regulatory processes. Mr. Van Duyne’s career as a small business owner also provides Ocean City Home Bank and the Company with organizational understanding and management expertise.

Frederick G. Dalzell, MD is an orthopedic surgeon at Atlantic Shore Orthopedic Associates. Age 57. Director since 2000.

Dr. Dalzell’s career as a well-respected orthopaedic surgeon in the local community, as well as his lifelong residency in southern New Jersey, have given him strong ties to Ocean City Home Bank’s and the Company’s community. Dr. Dalzell’s service as Vice President of the Linwood Board of Education and past President of the New Jersey Orthopaedic Society have given him extensive leadership experience that he brings to the Board.

Robert A. Previti, Ed.D. is the school superintendent for the Brigantine Board of Education. Age 56. Director since 2000.

Throughout his career, Dr. Previti has taken an active role in improving the quality of education provided to local school children through his current position as superintendent of schools for the Brigantine public school district, his involvement on the Atlantic City Board of Education for almost 20 years, and his involvement in various district, county and state educational and policy driven initiatives. Dr. Previti has gained extensive leadership experience throughout his career, which has made him a significant contribution to the Board. Dr. Previti’s experience and lifelong residency in southern New Jersey have given him strong ties to the local community and extensive knowledge of Ocean City Home Bank’s and the Company’s market area.

Steven E. Brady has been the President and Chief Executive Officer of Ocean City Home Bank since 1991 and the President of Ocean Shore Holding since its formation in 1998. Age 56. Director since 1991.

Mr. Brady’s extensive experience in the local banking industry and involvement in the communities in which Ocean City Home Bank and Company serve affords the Board valuable insight regarding the business and operation of Ocean City Home Bank and Company. Mr. Brady has gained extensive leadership experience and knowledge of the banking industry through his involvement as a former member of the Philadelphia Federal Reserve Advisory Board, and his current membership on the Government Affairs Council and Professional Development Committee of the American Bankers Association and the Board of Governors of the New Jersey League of Community Banks. Mr. Brady’s extensive knowledge of all aspects of Ocean City Home Bank’s and the Company’s business and history, combined with his success and strategic vision, position him well to continue to serve as our Director, President and Chief Executive Officer.

Samuel R. Young is the owner, President and Chief Executive Officer of Tilton Fitness Management, which develops, owns and operates commercial and hospital-affiliated health and fitness clubs. Mr. Young is also a Captain/Unit Commanding Officer in the United States Navy Reserves. Age 50. Director since 2004.

As the owner of a well-known health and fitness club in Ocean City Home Bank’s and the Company’s local market area, Mr. Young has extensive business and management experience, including finance and accounting experience. Mr. Young’s involvement in a variety of local and civic organizations have further strengthened his ties to the local community.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Ocean Shore Holding common stock during the year ended December 31, 2009.

Code of Ethics and Business Conduct

Ocean Shore Holding has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Corporate Governance

The Company has a separately-designated standing Audit/Compliance Committee, whose membership consists of Directors Bertini, Dalzell, MD, Van Duyne, Jr., Ford, Previti, Ed.D, and Young. The Audit/Compliance Committee meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal control structure and financial reporting matters. The Board of Directors has determined that the Audit/Compliance Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission. While the Board recognizes that no individual Board member meets the qualifications required of an “audit committee financial expert,” the Board believes that appointment of a new director to the Board of Directors and to the Audit/Compliance Committee at this time is not necessary as the level of financial knowledge and experience of the current members of the Audit/Compliance Committee, including the ability to read and understand fundamental financial statements, is cumulatively sufficient to discharge adequately the Audit/Compliance Committee’s responsibilities.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to the Chief Executive Officer and the two other most highly compensated executive officers of the Company who served in such capacities at December 31, 2009. These three officers are referred to as the named executive officers in this Form 10-K.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Steven E. Brady	2009	391,200	80,000	62,855	534,055
President and CEO	2008	360,385	75,000	70,805	506,190

Anthony J. Rizzotte	2009	203,615	25,000	29,267	257,882
Exec. Vice President	2008	189,346	25,000	35,525	249,871

Kim M. Davidson	2009	152,616	25,000	13,676	191,292
Exec. Vice President	2008	144,308	25,000	21,614	190,922

(1)	Details of the amounts reported in “All Other Compensation” for 2009 are provided in the table below. All perquisites, which, in the aggregate, were less than $10,000 for an individual were excluded from “All Other Compensation.”

	Mr. Brady	Mr. Rizzotte	Ms. Davidson
Club dues	$9,522	$786	$—
Employee stock ownership plan	11,045	9,453	6,930
Employer contributions to 401(k) Plan	8,250	8,145	4,443
Long-term care	7,180	6,423	296
Imputed income on split dollar life insurance	3,868	1,498	201
Supplemental disability benefit	437	395	—
Supplemental health care benefit *	16,767	—	—
Long-term disability executive carve-out	3,212	1,487	918
Dividends paid on vested restricted stock awards	2,574	1,080	888

*	The other named executive officers receive health care coverage under Ocean City Home Bank’s employee benefit program available to all Ocean City Home Bank employees.

Employment Agreements. Ocean Shore Holding and Ocean City Home Bank entered into a three-year employment agreement with Steven E. Brady effective December 21, 1004. The agreement was amended and restated in its entirety as of December 17, 2008 for the purpose of complying with Section 409A of the Internal Revenue Code and the regulations issued thereunder pursuant to which Mr. Brady agreed to continue to serve as President and Chief Executive Officer for a term ending December 21, 2010. The employment agreement provides that on each anniversary of the effective date of the agreement, the Board of Directors may extend the agreement for an additional year, unless Mr. Brady elects not to extend the term. The agreement sets forth Mr. Brady’s base salary, which for 2010 is $390,000, along with participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides that if the Company or Ocean City Home Bank discontinues the type or level of health coverage provided to Mr. Brady as of the effective date of the employment agreement, Ocean City Home Bank, at Mr. Brady’s election, will continue to provide him with such health coverage through an executive carve-out plan. The maximum that the Company would be obligated to pay under the carve-out plan is $17,940, subject to an annual 20% increase.

Under the terms of his employment agreement, Mr. Brady is subject to a one year non-compete if he terminates his employment for good reason (as defined in the agreement) or he is terminated without cause (as defined in the agreement). If Mr. Brady voluntarily terminates his employment with Ocean City Home Bank or the Company, he is subject to a four month non-compete.

See “Retirement Benefits” and “Other Potential Post-Termination Benefits” for a discussion of the benefits and payments Mr. Brady may receive under his employment agreement upon his retirement or termination of employment.

Ocean City Home Bank has entered into change in control agreements with Mr. Rizzotte and Mrs. Davidson. See “Other Potential Post-Termination Benefits—Payments made Upon a Change in Control” for a description of the terms of the agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2009 concerning vested and unvested unexercised stock options and stock awards for each named executive officer. Unvested stock options and stock awards will become fully vested upon a change in control of the Company or upon death or termination of employment due to a disability.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis- able		Option Expiration Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Steven E. Brady	71,750	(3)	17,938	(3)	$13.19	8/10/2015	7,544	67,519
	1,582	(4)	2,374	(4)	$11.32	11/20/2017
Anthony J. Rizzotte	9,496	(3)	2,374	(3)	$13.19	8/10/2015	3,165	28,327
	864	(4)	1,297	(4)	$11.32	11/20/2017
Kim M. Davidson	7,737	(3)	1,935	(3)	$13.19	8/10/2015	2,602	23,288
	1,318	(5)	880	(5)	$14.78	11/21/2016
	1,230	(4)	1,847	(4)	$11.32	11/20/2017

(1)	These restricted stock grants vest at the rate of 20% per year, beginning on August 10, 2006.
(2)	Based upon the Company’s closing stock price of $8.95 on December 31, 2009.
(3)	These stock options vest at the rate of 20% per year, beginning on August 10, 2006.
(4)	These stock options vest at the rate of 20% per year, beginning on November 20, 2008.
(5)	These stock options vest at the rate of 20% per year, beginning on November 21, 2007.

Retirement Benefits

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

Mr. Brady’s employment agreement provides that if he terminates employment at or after attaining age 60 for any reason other than cause, Ocean City Home Bank will continue health insurance coverage for Mr. Brady and his spouse until they both reach age 65. After that, Ocean City Home Bank will fund the cost of Medicare supplement coverage for Mr. Brady and his spouse for the remainder of their respective lives.

Ocean City Home Bank maintains a stock-based deferred compensation plan under which named executive officers may defer a discretionary bonus awarded to them upon meeting certain performance benchmarks established by the Board. The executive’s account balance under the plan will be distributed to the executive following the executive’s termination of service for any reason in either a lump sum or over a period of years, as elected by the executive.

Ocean City Home Bank also maintains a supplemental executive retirement plan which provides restorative payments to executives designated by the Board of Directors who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula and the full matching contribution under the 401(k) plan. Ocean City Home Bank’s Board of Directors has designated Mr. Brady to participate in the plan. The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the employee stock ownership plan and payments for employer matching contributions that cannot be allocated under the 401(k) plan due to the legal limitations imposed on tax-qualified plans. The benefits under the plan will be paid to Mr. Brady at the same time benefits are paid under the employee stock ownership plan and 401(k) plan.

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

Under their salary continuation agreements, if Mr. Brady or Rizzotte terminates employment prior to age 60 as a result of a disability, Ocean City Home Bank will deposit into a trust for the benefit of the executive the amount that has been or should have been accrued on Ocean City Home Bank’s financial statements, whichever is greater, with respect to Ocean City Home Bank’s obligations under the agreement. If the executive remains disabled as of age 60 and the assets of the trust are insufficient to provide the executive with the annual benefit due to the executive following retirement at that age, Ocean City Home Bank will contribute an additional amount to the trust that, when combined with the existing assets of the trust, would provide the executive with the normal retirement benefit under the agreement.

Upon termination due to disability, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of termination due to disability or the expiration date of the stock options. Non-vested stock award shares granted to these officers under the plan also vest in full upon termination due to disability.

Payments Made Upon Death. Under his employment agreement, Mr. Brady’s estate is entitled to receive the compensation due to him through the end of the month in which his death occurs.

Under Ocean City Home Bank’s Stock-Based Deferred Compensation Plan, if the executive dies before the end of the deferral period or after termination of employment but before the distribution of the executive’s account balance, the executive’s designated beneficiary or estate will receive the benefits to which the executive was entitled.

Under their salary continuation agreements, if Mr. Brady or Mr. Rizzotte dies while in active service with Ocean City Home Bank, their designated beneficiaries are entitled to an annual benefit for a period of 20 years and 15 years, respectively. If the executive dies after payments under the agreement have commenced, their designated beneficiary will be entitled to the remaining payments. No benefit will be payable under the salary continuation agreements if any benefit is paid under the executives’ split dollar life insurance agreements.

Ocean City Home Bank maintains split-dollar life insurance agreements with Messrs. Brady and Rizzotte. The agreements provide each executive’s beneficiary with a cash payment upon the death of the executive. If the executive terminates employment prior to age 60 other than by reason of disability or following a change in control, the death benefit will be reduced proportionately by reference to the vested benefit under the executive’s salary continuation agreement.

Ocean City Home Bank maintains a Director and Executive Life Insurance Plan that provides the named executive officers with death benefits for their designated beneficiaries. If the officer dies while actively employed by Ocean City Home Bank, the death benefit will be equal to three times the officer’s base annual salary (as defined in the plan), less any group term life insurance benefit. If the officer dies following termination of employment with Ocean City Home Bank where termination is due to disability, after early retirement age (as determined under the plan) or within two years of a change in control, the death benefit will be equal to two times the officer’s base annual salary upon termination of employment. Participation in the plan ceases immediately upon termination for cause (as defined in the plan), termination prior to early retirement for reasons other than disability or following a change in control or upon actively working for a new employer following termination due to disability.

Upon termination due to death, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of death or the expiration date of the stock options. Non-vested restricted stock awards granted to these officers under the plan also vest in full upon death.

Payments Made Upon a Change in Control. Mr. Brady’s employment agreement provides that if during the two year period following a change in control (as defined in the agreement) Mr. Brady’s employment is terminated without cause or he voluntary terminates his employment for good reason, Mr. Brady will be entitled to a severance payment equal to 2.99 times the average of his annual compensation over the five calendar years preceding the change in control. For purposes of this calculation, annual compensation will include all taxable income plus any retirement contributions or benefits made or accrued on his behalf during the period. In addition, Mr. Brady also will be entitled to receive the contributions he would have received under our retirement programs for a period of 36 months, as well as health, life and disability coverage for that same time period. Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the individual’s “base amount” (defined as average annual taxable compensation over the five preceding calendar years) constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. Mr. Brady’s employment agreement provides that if the total value of the benefits provided and payments made to him in connection with a change in control, either under his employment agreement alone or together with other payments and benefits that he has the right to receive from Ocean Shore Holding and Ocean City Home Bank, exceed three times his base amount (“280G Limit”), his severance payment will be reduced or revised so that the aggregate payments do not exceed his 280G Limit.

Ocean City Home Bank has entered into change in control agreements with Mr. Rizzotte and Mrs. Davidson. The agreements were entered into effective December 21, 2004 and had an initial term of three years for Mr. Rizzotte and two years for Mrs. Davidson. On each anniversary of the date of the agreement the Board of Directors may extend the agreement for an additional year, unless the executive requests that the term not be extended. As a result of the amendment of Ms. Davidson’s agreement and extensions approved by the Board of Directors, the change in control agreements of Mr. Rizzotte and Mrs. Davidson currently have terms through December 21, 2010. The agreements of Mr. Rizzotte and Mrs. Davidson provide that if, following a change in control, the executive’s employment is terminated without cause or the executive voluntary terminates employment for good reason, the executive will be entitled to a severance payment equal to three times the average of his annual compensation over the five calendar years preceding the change in control, plus coverage under Ocean City Home Bank’s health and welfare plans for 36 months. The terms “change in control” and “good reason” are defined in the change in control agreements. The change in control agreements provide that the total value of the benefits provided and payments made to an executive may not exceed his or her 280G Limit and that to avoid such a result the severance payment would be reduced.

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

In the event of a change in control of Ocean Shore Holding or Ocean City Home Bank, outstanding stock options granted pursuant to our 2005 Equity Incentive Plan automatically vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon a change in control. The value of the accelerated options and restricted stock grants count towards Mr. Brady’s 280G Limit.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2009 fiscal year.

Name	Fees Earned or Paid in Cash(1)	Nonqualified Deferred Compensation Earnings(2)	All Other Compensation ($)	Total ($)
Sylva A. Bertini	$45,600	$614	$2,000	$48,214
Frederick G. Dalzell, MD	45,600	3	1,000	46,603
Christopher K. Ford	45,600	36	1,000	46,636
Robert A. Previti, Ed.D	45,600	1	1,000	46,601
John L. Van Duyne, Jr.	45,600	208	1,000	46,808
Samuel R. Young	45,600	486	2,000	48,086

(1)	Includes a $5,000 bonus payment to each director based on Ocean City Home Bank’s performance.
(2)

Represents the portion of nonqualified deferred compensation earnings under Ocean City Home Bank’s Cash-Based Directors’ Deferred Compensation Plan which were above-market. Under our cash-based plan, a declared rate of interest is established by the Board of Directors of the Company as of January 1st of each year. The plan interest rate is set annually at two percentage points over the prime rate as published in the Wall Street Journal. Ocean City Home Bank also maintains a stock-based deferral plan under which deferrals are credited in units representing shares of Company common stock

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on Ocean City Home Bank’s Board of Directors during 2010. Ocean Shore Holding does not pay any fees to its directors.

Annual Retainer	$30,000
Fee per Board Meeting:
Regular Meeting	700
Special Meeting	700
Fee per Committee Meeting:	300

In addition to the above fees, Ocean City Home Bank’s Board of Directors may also receive a discretionary bonus depending on the profitability of Ocean City Home Bank.

Ocean City Home Bank maintains a Director and Executive Life Insurance Plan that provides directors with death benefits for their designated beneficiaries. Under the terms of the plan, Ocean City Home Bank is the owner of several life insurance policies under which participating directors are insured. All participants are entitled to a $50,000 lump sum death payment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The following table provides information as of March 10, 2010 about the persons known to Ocean Shore Holding to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding
Hovde Capital Advisors LLC Eric D. Hovde Steven D. Hovde 1826 Jefferson Place, N.W. Washington, D.C. 20036	432,944	(1)	5.92%

M3 Funds, LLC M3 Partners, LP M3F, Inc. Jason A. Stock William C. Waller 215 South State Street, Suite 1170 Salt Lake City, Utah 84111	573,057	(2)	7.84%

Tyndall Capital Partners, L.P. Jeffrey S. Halis 599 Lexington Avenue, Suite 4100 New York, New York 10022	374,744	(3)	5.13%

Ocean City Home Bank Employee Stock Ownership Plan 1001 Asbury Avenue Ocean City, New Jersey 08226	580,588	(4)	7.94%

(1)	Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 4, 2010.
(2)	Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on January 8, 2010.
(3)	Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 16, 2010.
(4)	Based on information contained in a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 12, 2010.

(b)	Security Ownership of Management

The following table provides information as of March 10, 2010 about the shares of Ocean Shore Holding common stock that may be considered to be beneficially owned by each director, each executive officer named in the summary compensation table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 6.69% of our outstanding common stock as of March 10, 2010. Each director and named executive officer owned less than 1% of our outstanding common stock as of that date, except for Steven E. Brady, who owned 1.85%.

Name	Common Stock(1)		Options Exercisable Within 60 Days	Total
Directors
Sylva A. Bertini	17,008		15,123	32,131
Steven E. Brady	61,852	(2)	73,332	135,184
Frederick G. Dalzell, MD	36,950	(3)	15,123	52,073
John L. Van Duyne, Jr.	18,384		15,123	33,507
Christopher J. Ford	16,355		15,123	31,478
Robert A. Previti, Ed.D	16,757	(4)	15,123	31,880
Samuel R. Young	14,978	(5)	15,123	30,101

Named Executive Officers Who Are Not Also Directors
Kim M. Davidson	25,429		10,285	35,714
Anthony J. Rizzotte	31,368	(6)	10,360	41,728
All directors and executive officers as a group (14 persons)	281,155		207,819	488,974

(1)	This column includes the following:

	Shares Held in Trust and Awarded under the Equity Incentive Plan	Shares Held in Trust Pursuant to Deferred Compensation Plan	Shares Held in Trust and Allocated Under Ocean City Home Bank ESOP	Shares Held in Trust and Credited Under the Ocean City Home Bank 401(k) Plan
Ms. Bertini	1,354	—	—	—
Mr. Brady	7,544	3,021	5,297	27,553
Mr. Dalzell	1,354	3,307	—	—
Mr. Van Duyne, Jr.	1,354	12,921	—	—
Mr. Ford	1,354	3,706	—	—
Mr. Previti	1,354	2,282	—	—
Mr. Young	1,354	—	—	—
Ms. Davidson	2,602	1,178	2,856	17,162
Mr. Rizzotte	3,165	2,311	4,443	15,210

(2)	Includes 1,578 shares held in trust as part of the Supplemental Executive Retirement Plan, with respect to which Mr. Brady has shared voting power.
(3)	Includes 3,429 shares held by Dr. Dalzell’s spouse and 23,189 shares held by a limited liability company in which Dr. Dalzell has sole voting power.
(4)	Includes 87 shares held by Dr. Previti’s son.
(5)	Includes 879 shares held by Mr. Young’s spouse.
(6)	Includes 5,137 shares that are pledged as security for a loan.

(c)	Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	373,591	$13.10	3,957
Equity compensation plans not approved by security holders	—	—	—
Total	373,591	$13.10	3,957

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Board of Directors currently consists of seven members, all of whom are independent under the listing standards of the NASDAQ Stock Market, except for Mr. Brady, who is President and Chief Executive Officer of Ocean Shore Holding and Ocean City Home Bank. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed under the heading “Transactions with Related Persons,” including loans or lines of credit that Ocean City Home Bank has directly or indirectly made to Directors Bertini, Dalzell, Van Duyne and Young.

Policies and Procedures for Approval of Related Persons Transactions

We maintain a Policy and Procedures Governing Related Person Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•	the Company is, will, or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of the Company if the Compensation Committee of the Board approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of the Company if the Board or an authorized committee of the Board approved such compensation; and

•

any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit/Compliance Committee. In determining whether to approve or ratify a related person transaction, the Audit/Compliance Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to the Company that are available from unaffiliated third parties.

A member of the Audit/Compliance Committee who has an interest in the transaction will abstain from voting on approval of the transaction, but may, if so requested by the chair of the Audit/Compliance Committee, participate in some or all of the discussion.

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Ocean City Home Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Ocean City Home Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. Notwithstanding this rule, federal regulations permit Ocean City Home Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. No director or executive officer of the Company had a loan amount under such a program at December 31, 2009.

Pursuant to the Company’s Audit/Compliance Committee Charter, the Audit/Compliance Committee periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Ocean Shore Holding’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or emerging conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2009 and 2008 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte entities”):

	2009	2008
Audit fees (1)	$217,556	$165,000
Audit related fees (2)	19,550	14,456
Tax fees	—	—
All other fees	—	—

(1)	Includes fees for the financial statement audit and quarterly reviews.
(2)	For 2009 and 2008, represents fees paid in connection with the auditor’s out-of-pocket expenses.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit/Compliance Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit/Compliance Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit/Compliance Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of predictable or recurring service.

During the year ended December 31, 2009, all services were approved, in advance, by the Audit/Compliance Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation of Ocean Shore Holding Co., incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008

3.2	Bylaws of Ocean Shore Holding Co., incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008

4.1	Specimen Stock Certificate of Ocean Shore Holding Co., incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.1 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000), for the year ended December 31, 2008)

10.2	*Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.8 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.3	*Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto (incorporated by reference to Exhibit 10.9 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.4	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady (incorporated by reference to Exhibit 10.10 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.5	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte (incorporated by reference to Exhibit 10.11 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.6	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte (incorporated by reference to Exhibit 10.6 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck (incorporated by reference to Exhibit 10.7 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.8	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson (incorporated by reference to Exhibit 10.8 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.9	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi (incorporated by reference to Exhibit 10.9 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.10	*Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito (incorporated by reference to Exhibit 10.10 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.11	*Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.12	*Ocean City Home Bank Director and Executive Life Insurance Plan (incorporated by reference to Exhibit 10.12 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

10.13	*Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.14	*Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan (incorporated by reference to Exhibit 10.14 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.15	*Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.15 to the Ocean Shore Holding Co. Annual Report on Form 10-K (File No. 000-51000) for the year ended December 31, 2008)

10.16	*Ocean Shore Holding Co. 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Ocean Shore Holding Co. (File No. 000-51000) Proxy Statement filed on June 7, 2005)

10.17	*Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to the Ocean Shore Holding Co. Form S-8 (File No. 333-121595) filed on August 15, 2005)

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004)

21.0	List of Subsidiaries

23.0	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

	By:	/S/ STEVEN E. BRADY
Date: March 25, 2010		Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 25, 2010

/S/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 25, 2010

/S/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 25, 2010

/S/ FREDERICK G. DALZELL, M.D Frederick G. Dalzell, M.D.	Director	March 25, 2010

/S/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 25, 2010

/S/ ROBERT A. PREVITI, ED.D. Robert A. Previti, Ed.D.	Director	March 25, 2010

/S/ JOHN L. VAN DUYNE, JR. John L. Van Duyne, Jr.	Director	March 25, 2010

/S/ SAMUEL R. YOUNG Samuel R. Young	Director	March 25, 2010