Form 10-Q
period 2010-03-31
Ocean Shore Holding Co.
filed 2010-05-10
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:

At May 1, 2010, the registrant had 7,307,590 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	December 31, 2009
ASSETS

Cash and amounts due from depository institutions	$5,424,207	$5,741,369
Interest-earning bank balances	36,648,349	27,286,341

Cash and cash equivalents	42,072,556	33,027,710

Investment securities held to maturity
(estimated fair value—$3,481,917 at March 31, 2010; $3,579,611 at December 31, 2009)	3,326,317	3,440,275
Investment securities available for sale
(amortized cost— $25,664,062 at March 31, 2010; $27,654,602 at December 31, 2009)	24,249,818	25,986,767
Loans—net of allowance for loan losses of $3,601,495 at March 31, 2010 and $3,476,040 at December 31, 2009	666,323,028	663,662,808
Accrued interest receivable:
Loans	2,565,992	2,377,498
Investment securities	52,827	247,903
Federal Home Loan Bank stock—at cost	6,148,000	6,148,000
Office properties and equipment—net	13,363,353	13,512,159
Prepaid expenses and other assets	5,425,518	5,457,455
Real estate owned	97,500	97,500
Cash surrender value of life insurance	14,472,573	12,837,789
Deferred tax asset	3,109,366	3,349,332

TOTAL ASSETS	$781,206,848	$770,145,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$56,124,053	$53,254,259
Interest bearing deposits	490,864,427	484,167,835
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,678,847	3,406,419
Accrued interest payable	797,683	1,145,412
Other liabilities	5,715,629	5,372,769

Total liabilities	682,644,639	672,810,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued and outstanding at March 31, 2010; 7,308,118 shares issued and outstanding at December 31, 2009	73,076	73,081
Additional paid-in capital	65,320,109	65,213,708
Retained earnings - partially restricted	38,832,325	37,934,456
Common stock acquired by employee benefits plans	(4,243,278)	(4,321,878)
Deferred compensation plans trust	(508,156)	(495,741)
Accumulated other comprehensive loss	(911,867)	(1,069,123)

Total stockholders’ equity	98,562,209	97,334,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,206,848	$770,145,196

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$9,030,606	$8,461,675
Taxable interest on mortgage-backed securities	233,992	339,518
Non-taxable interest on municipal securities	17,340	23,146
Taxable interest and dividends on other investment securities	222,750	167,261

Total interest and dividend income	9,504,688	8,991,600

INTEREST EXPENSE:
Deposits	2,026,334	2,312,376
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,497,420	1,528,139

Total interest expense	3,523,754	3,840,515

NET INTEREST INCOME	5,980,934	5,151,085

PROVISION FOR LOAN LOSSES	151,661	152,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,829,273	4,998,885

OTHER INCOME:
Service charges	435,953	407,041
Cash surrender value of life insurance	134,784	103,790
Gain on call of AFS security	5	6,133
Impairment charge on AFS securities	—	(485,600)
Other	236,526	169,487

Total other income	807,268	200,851

OTHER EXPENSE:
Salaries and employee benefits	2,496,428	2,140,792
Occupancy and equipment	977,250	867,233
Federal insurance premiums	167,912	71,293
Advertising	115,975	96,871
Professional services	177,655	154,869
Real estate owned activity	948	7,330
Charitable contributions	34,500	30,000
Other operating expenses	482,087	372,397

Total other expenses	4,452,755	3,740,785

INCOME BEFORE INCOME TAXES	2,183,786	1,458,951
INCOME TAX EXPENSE	847,462	546,166

NET INCOME	$1,336,324	$912,785

Earnings per share basic:	$0.20	$0.13	*
Earnings per share diluted:	$0.20	$0.13	*

*	Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,336,324	$912,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,754	231,725
Provision for loan losses	151,661	152,200
Impairment charge on AFS securities	—	485,600
Stock based compensation expense	200,994	170,751
Gain on call of AFS securities	(5)	(6,133)
Gain on sale real estate owned	—	(6,550)
Cash surrender value of life insurance	(134,784)	(103,790)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	6,580	59,478
Prepaid expenses and other assets	175,568	(580,772)
Accrued interest payable	(347,729)	(357,778)
Other liabilities	342,861	586,897

Net cash provided by operating activities	2,013,224	1,544,413

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,213,468	1,569,924
Mortgage-backed securities held to maturity	113,695	175,517
Investment securities available for sale	—	45,419
Loans originated, net of repayments	(2,826,687)	(24,131,387)
Purchases of:
Federal Home Loan Bank stock	—	(4,701,200)
Office properties and equipment	(112,333)	(77,724)
Life insurance contracts	(1,500,000)	—
Proceeds from sales of Federal Home Loan Bank stock	—	4,732,700
Proceeds from sale of real estate owned	—	391,926
Proceeds from maturities/ calls of:
Investment securities available for sale	771,533	500,000

Net cash (used in) investing activities	(2,340,324)	(21,494,825)

FINANCING ACTIVITIES:
Increase in deposits	9,566,385	21,507,905
(Decrease) in advances from the Federal Home Loan Bank	—	(700,000)
Dividends paid	(438,455)	(178,119)
Purchase of shares by deferred compensation plans trust	(12,415)	(2,820)
Costs associated with issuance of common stock	(15,998)	—
Increase in advances from borrowers for taxes and insurance	272,429	278,831

Net cash provided by financing activities	9,371,946	20,905,797

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,044,846	955,385

CASH AND CASH EQUIVALENTS—Beginning of period	33,027,710	8,530,159

CASH AND CASH EQUIVALENTS—End of period	$42,072,556	$9,485,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$3,871,484	$4,198,293

Income Taxes	$600,000	$135,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, deferred income taxes and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

New Accounting Pronouncements - In February 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of its amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance, and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the new guidance, and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,326,317	$155,600	$—	$3,481,917

Totals	$3,326,317	$155,600	$—	$3,481,917

Available for Sale
Debt securities:
Municipal securities	$1,419,265	$13,211	$—	$1,432,476
Corporate	8,197,725	—	(2,250,382)	5,947,343
Equity securities	2,596	16,298	—	18,894
US treasury and government sponsored entity mortgage-backed securities	16,044,476	807,335	(706)	16,851,105

Totals	$25,664,062	$836,844	$(2,251,088)	$24,249,818

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,440,275	$139,336	$—	$3,579,611

Totals	$3,440,275	$139,336	$—	$3,579,611

Available for Sale
Debt securities:
U.S. Federal Agencies	$771,507	$1,954	$—	$773,461
Municipal	1,419,030	11,597	—	1,430,627
Corporate	8,197,324	—	(2,458,832)	5,738,492
Equity securities	2,596	14,348	—	16,944
US treasury and government sponsored entity mortgage-backed securities	17,264,145	764,456	(1,358)	18,027,243

Totals	$27,654,602	$792,355	$(2,460,190)	$25,986,767

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Debt securities -
Corporate	$—	$—	$5,947,143	$(2,250,382)	$5,947,143	$(2,250,382)
US treasury and government sponsored entity mortgage-backed securities	247,243	(706)	—	—	247,243	(706)

Totals	$247,243	$(706)	$5,947,143	$(2,250,382)	$6,194,386	$(2,251,088)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Debt securities -
US Federal Agencies	$—	$—	$358,789	$(1,358)	$358,789	$(1,358)
Corporate	—	—	5,738,292	(2,458,832)	5,738,292	(2,458,832)

Totals	$—	$—	$6,097,081	$(2,460,190)	$6,097,081	$(2,460,190)

As of March 31, 2010, management has concluded that the unrealized losses above on its investment securities (which totaled 7 individual securities) are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

For the quarter ended March 31, 2010, the Company updated its assessment of securities with unrealized losses and whether the losses were temporary in nature. Upon completion of this review, no additional credit losses were incurred related to securities for which the Company had previously recorded an other-than-temporary (“OTTI”) charge.

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded OTTI charges through earnings and other comprehensive income.

	2010	2009
Credit component of OTTI as of January 1	$3,000,000	$1,922,600
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	485,600

Credit component of OTTI as of March 31	$3,000,000	$2,408,200

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have Fitch credit ratings below investment grade at March 31, 2010. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of March 31, 2010:

	March 31, 2010	March 31, 2009
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	15.3% to 21.8%
Remaining life	31 years	32 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities.

At March 31, 2010, six debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 27.45% from the Company’s amortized cost basis. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. These securities were performing in accordance with their contractual terms as of March 31, 2010, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2010, no agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—	$—	$—
Due after 1 year through 5 years	—	—	1,000,000	845,620
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	8,619,990	6,534,199

Total	$—	$—	$9,616,990	$7,379,819

Equity securities had a cost of $2,586 and a fair value of $18,894 as of March 31, 2010. Mortgage-backed securities had a cost of $19,370,793 and a fair value of $20,333,022.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2010	December 31, 2009
Real estate—mortgage:
One-to-four family residential	$520,732,798	$521,361,263
Commercial and multi-family	48,338,855	49,801,620

Total real estate-mortgage	569,071,653	571,162,883

Real estate—construction:
Residential	8,830,186	5,605,724
Commercial	4,417,092	2,937,089

Total real estate—construction	13,247,278	8,542,813

Commercial	22,425,854	22,893,039

Consumer:
Home equity	61,308,146	60,729,520
Other consumer loans	871,566	795,761

Total consumer loans	62,179,712	61,525,281

Total loans	666,924,497	664,124,016
Net deferred loan cost	3,000,026	3,014,832
Allowance for loan losses	(3,601,495)	(3,476,040)

Net total loans	$666,323,028	$663,662,808

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$3,476,040	$2,683,956
Provision for loan loss	151,661	152,200
Charge-offs	(26,206)	—
Recoveries	—	1,152

Balance, end of period	$3,601,495	$2,837,308

Non-performing loans:

	March 31, 2010	December 31, 2009
Real estate mortgage loans	$2,017,652	$1,593,000
Real estate commercial loans	276,551	139,000
Commercial loans	98,885	22,000
Consumer loans	86,523	91,000

Total non-accrual and 90 days or more past due	2,479,611	1,845,000
Real estate owned	97,500	—

Total non-performing loans	$2,577,111	$1,845,000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $152,000 for the quarter ended March 31, 2010 as compared to $152,000 for the comparable period in 2009.

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

As of March 31, 2010 and December 31, 2009, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

As of March 31, 2010 and December 31, 2009 the recorded investment in loans that are considered to be impaired was as follows:

	March 31, 2010	December 31, 2009
Impaired collateral-dependant loans with related allowance	$1,152,000	$1,158,000
Impaired collateral-dependant loans with no related allowance	1,732,000	687,000

Other data for impaired loans as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Average impaired loans	$180,000	$192,000
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

Non-performing loans at March 31, 2010 and December 31, 2009 consisted of non-accrual loans that amounted to approximately $2,479,611 and $1,844,849 respectively. The reserve for delinquent interest on loans totaled $46,380 and $90,757 at March 31, 2010 and December 31, 2009, respectively.

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$250,538,982	0.93%	$249,422,646	0.94%
Passbook savings and club accounts	81,588,345	1.15%	73,976,828	1.14%

Subtotal	332,127,327		323,399,474

Certificates with original maturities:
Within one year	113,866,626	1.54%	113,814,174	1.69%
One to three years	78,601,718	2.66%	76,504,418	2.85%
Three years and beyond	22,392,809	3.92%	23,704,028	4.05%

Total certificates	214,861,153		214,022,620

Total	$546,988,480		$537,422,094

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2010 and December 31, 2009 amounted to $86,794,933 and $86,977,676, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2010 and December 31, 2009 amounted to $95,743,761 and $93,099,368, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2010	2009
Numerator—Net Income	$1,336,324	$912,785
Denominators:
Basic shares outstanding	6,818,485	7,059,645
Net effect of dilutive common stock equivalents	18,103	60,250

Dilutive shares outstanding	6,836,588	7,119,894

Earnings per share:
Basic	$0.20	$0.13
Dilutive	$0.20	$0.13

At March 31, 2010 and 2009, there were 373,592 and 373,592 outstanding options that were anti-dilutive, respectively.

6. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the stock compensation topic of the FASB Accounting Standards Codification, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period using the straight-line method.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.

A summary of the status of the Company’s stock options under the Equity Plan as of March 31, 2010 and changes during the three months ended March 31, 2010 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Three Months Ended March 31, 2010
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	373,592	$13.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at the end of the period	373,592	$13.10

Exercisable at the end of the period	281,244	$13.17

Stock options vested or expected to vest (1)	336,233	$13.17

(1)	Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2010. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	319,626	$13.19	5.4 years
November 21, 2006	19,784	$14.78	6.6 years
November 20, 2007	34,182	$11.32	7.6 years

Total	373,592	$13.10	5.7 years

At March 31, 2010, there was $44,708 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

Summary of Non-vested Stock Award Activity:

	Three Months Ended March 31, 2010
	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2010	30,125	$13.19
Issued	—	—
Vested	—	—

Outstanding at March 31, 2010	30,125	$13.19

As of March 31, 2010, there was $132,474 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 0.33 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Income taxes increased $301,000 to $847,000 for an effective tax rate of 38.8% for the three months ended March 31, 2010 compared to $546,000 for an effective tax rate of 37.4% for the same period in 2009.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.

At March 31, 2010, no valuation allowance was recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2010, the tax years ended December 31, 2006, 2007, 2008 and 2009 were subject to examination by all tax jurisdictions. As of March 31, 2010, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the first quarter of 2010, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on or about February 26, 2010 to stockholders of record as of the close of business on February 15, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Those assets at March 31, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$16,851,105	$—
State and municipal obligations	—	1,432,476	—
Corporate securities	—	5,947,143	200
Equity securities	18,894	—	—

Totals	$18,894	$24,230,724	$200

Those assets at December 31, 2009 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$18,800,704	$—
State and municipal obligations	—	1,430,627	—
Corporate securities	—	5,738,292	200
Equity securities	16,944	—	—

Totals	$16,944	$25,969,623	$200

As a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary perform its market value measurement of each of the trust preferred securities based upon an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating, which was then used in arriving at the discount rate input to the model. The Company did not measure any assets or liabilities using a Level 3 measurement prior to September 2008. There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2010.

The following provides details of the fair value measurement activity for Level 3 for the quarter ended March 31, 2010:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Balance, March 31, 2010	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides details of the fair value measurement activity for Level 3 for the quarter-ended March 31, 2009:

Fair Value Measurement Activity – Level 3 (only)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2009	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:
Included in earnings (1)	(485,600)	(485,600)
Included in accumulated other comprehensive loss	(282,400)	(282,400)
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Balance, March 31, 2009	$246,180	$246,180

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

In accordance with the fair value measurement and disclosures topic of the FASB Accounting Standards Codification, management assessed whether the volume and level of activity for certain assets have significantly decreased when compared with normal market conditions. The Company concluded that there has been a significant decrease in the volume and level of activity with respect to certain investments included in the corporate debt securities and classified as level 2 in accordance with the framework for fair value measurements. Fair value for such securities is obtained from third party broker quotes. The Company evaluated these values to determine that the quoted price is based on current information that reflects orderly transactions or a valuation technique that reflects market participant assumptions by benchmarking the valuation results and assumptions used against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

	Category used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
March 31, 2010
Loans (1)	$—	$2,884,000	$—	$2,884,000
Foreclosed assets (2)	—	97,500	—	97,500

December 31, 2009
Loans (1)	$—	$1,158,000	$—	$1,158,000
Foreclosed assets (2)	—	97,500	—	97,500

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.
(2)	Represents the fair value of foreclosed real estate that was measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months ended
	2010	2009
Loans	$(6,000)	$—
Foreclosed assets	—	101,000

	$(6,000)	$101,000

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment. In the current period there were no loans categorized as Level 3. At March 31, 2010, total loans remeasured at fair value were $2,884,000. Such loans were carried at the value of $2,890,000 immediately prior to remeasurement, as such resulting in the recognition of impairment through earnings in the amount of $6,000. Specific reserves were calculated for impaired loans with a carrying amount of $1,152,000. The collateral underlying these loans had a fair value of $886,000, resulting in specific reserves in the allowance for loan losses of $266,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $1.7 million at March 31, 2010, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of the Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At March 31, 2010, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The losses on foreclosed real estate shown above are write-downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure. At March 31, 2010, the Company deemed one loan uncollectible and took possession of the underlying collateral during the first quarter of 2009. The collateral underlying the loan had a fair value of $97,000, with an aggregate carrying value of $198,000, triggering a net charge-off of approximately $101,000. There have been no changes to the fair value of this property as described above.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FASB ASC 825-10-50-10, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments, no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$42,072,556	$42,072,556	$33,027,710	$33,027,710
Investment securities:
Held to maturity	3,326,317	3,481,917	3,440,275	3,579,611
Available for sale	24,249,818	24,249,818	25,986,767	25,986,767
Loans receivable, net	666,323,028	672,493,262	663,662,808	669,637,682
Federal Home Loan Bank stock	6,148,000	6,148,000	6,148,000	6,148,000

Liabilities:
NOW and other demand deposit accounts	250,538,982	262,282,982	249,422,646	261,166,646
Passbook savings and club accounts	81,588,345	89,287,345	73,976,828	81,675,828
Certificates	214,861,153	215,233,153	214,022,620	214,022,087
Advances from Federal Home Loan Bank	110,000,000	119,051,556	110,000,000	118,836,690
Junior subordinated debenture	15,464,000	9,278,400	15,464,000	7,732,000

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

Loans Receivable-Net—The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2010. The estimated fair value approximates the carrying amount.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2010 and December 31, 2009, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	March 31, 2010	December 31, 2009
Residential properties	$97,500	$97,500

Total	$97,500	$97,500

The Company had one REO residential property at March 31, 2010 and December 31, 2009 and there were no changes during the quarter ended March 31, 2010.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

GENERAL

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) was incorporated on September 2, 2008 as a New Jersey corporation to become the holding company for Ocean City Home Bank (the “Bank”) upon completion of the conversion of Ocean City Home Bank from the mutual holding company form of organization to the stock holding company form. The conversion involved the sale by the Company of 4,186,250 shares of common stock in a public offering to depositors and members of the general public, the exchange of 3,121,868 shares of common stock of the Company for shares of common stock of the former Ocean Shore Holding Co. held by persons other than OC Financial MHC, and the elimination of the former Ocean Shore Holding Co. and OC Financial MHC. The conversion and related stock offering were completed on December 18, 2009. Each share of common stock of Ocean Shore Holding Co. was converted into the right to receive 0.8793 shares of common stock in the conversion. The Company’s assets consist of its investment in Ocean City Home Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. In the future, Ocean Shore Holding may acquire or organize other operating subsidiaries; however, there are no current definitive agreements or understandings to do so.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

Total assets of the Company increased by $11.1 million to $781.2 million at March 31, 2010 from $770.1 million at December 31, 2009. Loans receivable, net, increased $2.7 million, investment and mortgage-backed securities decreased $1.9 million and cash and cash equivalents increased by $9.0 million. Asset growth was funded by an increase in deposits of $9.6 million.

Investments

Investments decreased $1.8 million to $27.6 million at March 31, 2010 from $29.4 million at December 31, 2009. The decrease was the result of normal maturity and repayment activity, offset by the improved valuation of AFS securities.

Loans

Loans receivable, net, increased $2.6 million to $666.3 million at March 31, 2010 from $663.7 million at December 31, 2009. Loan originations totaled $24.7 million for the three months ended March 31, 2010 compared to $50.2 million originated in the three months ended March 31, 2009. Real estate mortgage loan originations totaled $11.8 million, real estate construction loan originations totaled $5.2 million, consumer loan originations totaled $4.1 million and commercial loan originations totaled $3.6 million for the first quarter of 2010. Origination activity was offset by $21.9 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2010.

	March 31, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$520,733	$521,361	$(628)	(0.1)%
Commercial and multi-family	48,339	49,802	(1,463)	(2.9)

Total real estate – mortgage	569,072	571,163	(2,091)	(0.4)

Real estate – construction:
Residential	8,830	5,606	3,224	57.5
Commercial	4,417	2,937	1,480	50.4

Total real estate – construction	13,247	8,543	4,704	55.1

Commercial	22,426	22,893	(467)	(2.0)

Consumer
Home equity	61,308	60,730	578	1.0
Other consumer loans	871	795	76	9.6

Total consumer loans	62,179	61,525	654	1.1

Total loans	666,924	664,124	2,800	0.4

Net deferred loan cost	3,000	3,015	(15)	(0.5)
Allowance for loan losses	(3,601)	(3,476)	(125)	3.6

Net total loans	$666,323	$663,663	$2,660	0.4%

Non-Performing Assets

Non-performing assets totaled $2.6 million at March 31, 2010 compared to $1.9 million at December 31, 2009. The increase from December 31, 2009 was the result of an increase in the number of non-performing loans to 14 at March 31, 2010 from 13 at December 31, 2009. Real estate owned was unchanged at $97,500 at March 31, 2010. Charge-offs totaled $26,000 in the first quarter of 2010 compared to no activity for the same period in 2009.

The allowance for loan losses increased to $3.6 million, or 0.54% of total net loans, from $3.5 million at December 31, 2009, or 0.52% of total net loans. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in March 2010 from December 31, 2009 were slightly higher due to increases in delinquencies. At March 31, 2010, the specific allowance on impaired or collateral-dependent loans was $266,000 and the general valuation allowance on the remainder of the loan portfolio was $3.3 million.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,476	$2,684
Provision for loan losses	152	152
Charge-offs	26	—
Recoveries	—	1

Net (charge-offs) recoveries	(26)	1

Allowance at end of period	$3,601	$2,837

Allowance for loan losses as a percent of total loans	0.54%	0.46%
Allowance for loan losses as a percent of non-performing loans	139.70%	196.30%

	March 31, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$2,017	$1,593
Real estate commercial loans	277	139
Commercial	99	22
Consumer loans	87	91

Total of non-accrual and 90 days or more past due loans	2,480	1,845
Real estate owned	98	98

Total non-performing assets	$2,578	$1,943

Total non-performing loans to total loans	0.37%	0.28%
Total non-performing loans to total assets	0.32%	0.24%
Total non-performing assets and troubled debt restructurings to total assets	0.33%	0.25%

Deposits

Deposits increased by $9.6 million, or 1.8%, to $547.0 million at March 31, 2010 from $537.4 million at December 31, 2009. Interest-bearing demand deposits decreased $1.8 million, certificates of deposit increased by $838,000, savings accounts increased by $7.6 million and non-interest bearing demand deposits increased $2.9 million. The Company continued its focus of attracting core deposits, which increased $8.7 million, and accounted for 90.6% of the $9.6 million increase in deposits.

The following table summarizes changes in deposits in the three months ended March 31, 2010.

	March 31, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$56,124	$53,254	$2,870	5.4%
Interest-bearing demand deposits	194,415	196,168	(1,753)	(0.9)
Savings accounts	81,588	73,977	7,611	10.3
Time deposits	214,861	214,023	838	0.4

Total	$546,988	$537,422	$9,566	1.8%

Borrowings

Federal Home Loan Bank advances were unchanged at $110 million at March 31, 2010 from December 31, 2009. Other borrowings were unchanged at $15.5 million at March 31, 2010 compared to December 31, 2009.

Stockholders’ Equity

Stockholders’ equity increased $1.2 million to $98.6 million at March 31, 2010, from $97.3 million at December 31, 2009, primarily as a result of current period earnings of $1.3 million, offset by decreased unrealized loss in marketable securities and dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net income was $1.3 million for the three months ended March 31, 2010 as compared to $913,000 for the three months ended March 31, 2009. The increase of $423,000, or 46.4%, was due primarily to increased net interest income of $830,000 and other income of $606,000 offset by increased other expenses of $712,000 and income tax expense of $301,000.

	Three Months Ended March 31,
	2010	2009
Net income (in thousands)	$1,336	$913
Basic and diluted earnings per share	$0.20	$0.11
Return on average assets (annualized)	0.68%	0.53%
Return on average equity (annualized)	5.43%	5.57%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,031	$8,462	$569	6.7%
Investment securities	474	530	(56)	(10.6)

Total interest income	9,505	8,992	513	5.7

INTEREST EXPENSE:
Deposits	2,027	2,312	(285)	(12.3)
Borrowings	1,497	1,529	(32)	(2.1)

Total interest expense	3,524	3,841	(317)	(8.3)

Net interest income	$5,981	$5,151	$830	16.1

Interest income increased by $513,000, or 5.7%, for the quarter ended March 31, 2010 compared to March 31, 2009. The increase resulted from an increase in loan income of $569,000, offset by a decrease in investment income of $56,000. The increased interest income was driven primarily from higher loan balances in 2010 compared to 2009.

Interest expense decreased by $317,000, or 8.3%, over the same period last year due to a decrease in interest paid on deposits of $285,000 and interest paid on borrowings of $32,000. The decrease in interest expense resulted primarily from increased balances on deposits, offset by a decrease in the rate paid on deposits.

The interest rate spread and net interest margin of the Company were 3.23% and 3.46%, respectively, for the three months ended March 31, 2010, compared to 2.89% and 3.21% for the same period in 2009. The change in the interest rate spread of 34 basis points and margin of 25 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 45 basis points offset by a decrease in the rate earned on interest-earning assets of 11 basis points. An increase in the average balance of loans of $58.5 million and an increase in the average rate on investments of 89 basis points was offset by a decrease in the average rate on loans of 15 basis points and a decrease in the average balance of investments of $8.3 million. Additionally, the decrease in the average rate paid on interest-bearing bearing deposits of 58 basis points and average balance on borrowings of $22.5 million was offset by an increase in the average balance of interest-bearing deposits of $78.9 million and the average rate paid on borrowings of 64 basis points.

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

Average Balance Tables

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$663,763	$9,031	5.44%	$605,251	$8,462	5.59%
Investment securities	28,474	474	6.66%	36,741	530	5.77%

Total interest-earning assets	692,237	9,505	5.49%	641,992	8,992	5.60%
Noninterest-earning assets	93,110			48,838

Total assets	$785,347			$690,830

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	206,596	605	1.17%	157,604	494	1.25%
Savings accounts	76,789	217	1.13%	56,363	154	1.09%
Certificates of deposit	214,389	1,205	2.25%	204,890	1,664	3.25%

Total interest-bearing deposits	497,774	2,027	1.63%	418,857	2,312	2.21%

FHLB advances	110,000	1,162	4.23%	132,517	1,194	3.60%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	125,464	1,497	4.77%	147,981	1,529	4.13%

Total interest-bearing liabilities	623,238	3,524	2.26%	566,838	3,841	2.71%
Noninterest-bearing deposits	54,833
Noninterest-bearing liabilities	8,835			58,460

Total liabilities	686,906			625,298
Retained earnings	98,441			65,532

Total liabilities and retained earnings	$785,347			$690,830

Net interest income		$5,981			$5,151

Interest rate spread			3.23%			2.89%
Net interest margin			3.46%			3.21%
Average interest-earning assets to average interest-bearing liabilities	111.07%			113.26%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $151,700 in the three months ended March 31, 2010 compared to $152,200 in the three months ended March 31, 2009. The provision added during the period was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2010 and 2009 and the changes between the periods.

	Three Months Ended March 31,		% Change
	2010	2009
	(Dollars in thousands)
OTHER INCOME:

Service charges	$436	$407	7.1%
Cash surrender value of life insurance	135	104	29.8
Impairment charge on AFS securities	–	(486)	N/M
Other	236	176	34.1

Total other income	$807	$201	301.5%

N/M – Not measurable

Other income increased $606,000 to $807,000, or 301.5%, for the three-month period ended March 31, 2010 from the same period in 2009. Increases in income resulted from increases in deposit account fees, cash surrender value of life insurance and debit card commissions totaling $120,000 and a decrease in other-than-temporary impairment charges of $486,000 recorded during the first quarter of 2009. The Company did not record any other-than-temporary impairment charges during the first quarter of 2010.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2010 and 2009 and the changes between periods.

	Three Months Ended March 31,		% Change
	2010	2009
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$2,496	$2,141	16.6%
Occupancy and equipment	977	867	12.7
Federal insurance premiums	168	71	136.6
Advertising	116	97	19.6
Professional services	178	155	14.8
Other operating expense	518	410	26.3

Total other expense	$4,453	$3,741	19.0%

Other expenses increased $712,000, or 19.0%, to $4.5 million for the three-month period ended March 31, 2010 from the same period in 2009. All expense categories increased a total of $137,000 associated with the opening of the Company’s tenth branch. Excluding new branch expenses, occupancy, FDIC insurance, marketing, professional services and other operating expenses increased $285,000 through normal activity. Salaries and benefits increased $290,000, excluding new branch expenses, resulting from $84,000 in normal salary and benefit increases and a decrease of $206,000 in qualified deferred personnel cost credits associated with fewer closed loans during the first quarter of 2010 compared to 2009.

Income Taxes

Income taxes increased $301,000 to $847,000 for an effective tax rate of 38.8% for the three months ended March 31, 2010, compared to $546,000 for an effective tax rate of 37.4% from the same period in 2009. The increase was a result of higher taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $42.1 million. Securities classified as available-for-sale whose market value exceeds our cost, which could provide additional sources of liquidity if sold, totaled $18.1 million at March 31, 2010. In addition, at March 31, 2010, we had the ability to borrow a total of approximately $244.6 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $48.5 million. On that date, we had no overnight advances outstanding.

At March 31, 2010, we had $56.4 million in loan commitments outstanding, which included $18.8 million in undisbursed loans, $24.7 million in unused home equity lines of credit and $12.9 million in commercial lines and letters of credit. Certificates of deposit due within one year of March 31, 2010 totaled $158.5 million, or 73.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $84.0 million, or 10.91% of total adjusted assets, which is above the required level of $11.6 million or 1.5%; core capital of $84.0 million, or 10.9% of total adjusted assets, which is above the required level of $30.8 million or 4.0%; and risk-based capital of $87.4 million, or 19.52% of risk-weighted assets, which is above the required level of $35.8 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2009 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	10.25%	22.99%
100 basis point decrease in rates	(1.32)%	(2.99)%

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

For the three months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2010 through January 31, 2010	None	None	None	394

Month #2 February 1, 2010 through February 28, 2010	None	None	None	394

Month #3 March 1, 2010 through March 31, 2010	None	None	None	394

Total				394

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 151,018 shares of the Company’s common stock in the open market with funds contributed by the Company. As of March 31, 2010, 150,624 shares were purchased. The remaining 394 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan. The above shares have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company which occurred on December 18, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[RESERVED]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Ocean Shore Holding Co., (incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

3.2	Bylaws of Ocean Shore Holding Co., (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

4.1	Specimen Stock Certificate of Ocean Shore Holding Co., (incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004).

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 10, 2010	/S/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Date: May 10, 2010	/S/ DONALD F. MORGENWECK
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President