Form 10-Q
period 2010-06-30
Ocean Shore Holding Co.
filed 2010-08-06
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 30, 2010, the registrant had 7,307,590 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
ASSETS

Cash and amounts due from depository institutions	$6,887,614	$5,741,369
Interest-earning bank balances	43,074,830	27,286,341

Cash and cash equivalents	49,962,444	33,027,710

Investment securities held to maturity (estimated fair value—$4,763,474 at June 30, 2010; $3,579,611 at December 31, 2009)	4,554,244	3,440,275
Investment securities available for sale (amortized cost— $24,452,073 at June 30, 2010; $27,654,602 at December 31, 2009)	23,405,865	25,986,767
Loans—net of allowance for loan losses of $4,124,414 at June 30, 2010 and $3,476,040 at December 31, 2009	675,680,843	663,662,808
Accrued interest receivable:
Loans	2,528,772	2,377,498
Investment securities	154,301	247,903
Federal Home Loan Bank stock—at cost	6,271,600	6,148,000
Office properties and equipment—net	13,204,481	13,512,159
Prepaid expenses and other assets	5,345,754	5,457,455
Real estate owned	97,500	97,500
Cash surrender value of life insurance	14,611,374	12,837,789
Deferred tax asset	2,972,769	3,349,332

TOTAL ASSETS	$798,789,947	$770,145,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$64,320,959	$53,254,259
Interest bearing deposits	498,936,586	484,167,835
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,718,031	3,406,419
Accrued interest payable	1,139,975	1,145,412
Other liabilities	5,409,235	5,372,769

Total liabilities	698,988,786	672,810,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued and outstanding at June 30, 2010; and 7,308,118 shares issued and outstanding at December 31, 2009	73,076	73,081
Additional paid-in capital	65,451,116	65,213,708
Retained earnings—partially restricted	39,632,867	37,934,456
Common stock acquired by employee benefits plans	(4,164,678)	(4,321,878)
Deferred compensation plans trust	(510,791)	(495,741)
Accumulated other comprehensive loss	(680,429)	(1,069,123)

Total stockholders’ equity	99,801,161	97,334,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,789,947	$770,145,196

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$9,058,506	$8,592,233		$18,089,112	$17,053,907
Taxable interest on mortgage-backed securities	220,838	309,309		454,831	648,828
Non-taxable interest on municipal securities	19,060	17,898		36,400	41,044
Taxable interest and dividends on other investment securities	195,749	225,144		418,499	392,405

Total interest and dividend income	9,494,153	9,144,584		18,998,842	18,136,184

INTEREST EXPENSE:
Interest on deposits	1,931,453	2,236,365		3,957,788	4,548,741
Interest on borrowings	1,510,334	1,529,527		3,007,753	3,057,666

Total interest expense	3,441,787	3,765,892		6,965,541	7,606,407

NET INTEREST INCOME	6,052,366	5,378,692		12,033,301	10,529,777

PROVISION FOR LOAN LOSSES	539,700	251,800		691,361	404,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,512,666	5,126,892		11,341,940	10,125,777

OTHER INCOME:
Service charges	445,159	441,275		881,111	848,316
Cash surrender value of life insurance	138,800	106,180		273,584	209,970
Gain on sale of securities	—	—		5	6,132
Impairment charge on AFS securities(1)	—	(591,800)		—	(1,077,400)
Other	302,396	223,816		538,923	393,304

Total other income	886,355	179,471		1,693,623	380,322

OTHER EXPENSE:
Salaries and employee benefits	2,452,437	2,207,949		4,948,865	4,348,741
Occupancy and equipment	981,233	903,509		1,958,484	1,770,742
Federal insurance premiums	162,519	393,832		330,431	465,125
Advertising	111,800	101,394		227,775	198,265
Professional services	204,009	180,792		381,664	335,662
Real estate owned expense	1,573	3,338		2,521	10,668
Charitable contributions	34,500	30,000		69,000	60,000
Other operating expenses	426,527	385,594		908,614	757,990

Total other expenses	4,374,598	4,206,408		8,827,354	7,947,193

INCOME BEFORE INCOME TAXES	2,024,423	1,099,955		4,208,209	2,558,906

INCOME TAX EXPENSE	785,425	428,623		1,632,887	974,789

NET INCOME	$1,238,998	$671,332		$2,575,322	$1,584,117

Earnings per share, basic:	$0.18	$0.10	*	$0.38	$0.22	*
Earnings per share, diluted:	$0.18	$0.09	*	$0.38	$0.22	*

(1)

Impairment charge on AFS securities required no bifurcation reclassification to Other Comprehensive Income upon adoption of FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) as the entire amount of the charge was concluded to be credit impairment.

*	Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,575,322	$1,584,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489,962	438,537
Provision for loan losses	691,361	404,000
Stock based compensation expense	410,600	341,272
Impairment charge on AFS securities	—	1,077,400
Gain on call of AFS securities	(5)	(6,133)
Gain on sale real estate owned	—	(5,311)
Cash surrender value of life insurance	(273,584)	(209,970)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(57,673)	(4,696)
Prepaid expenses and other assets	255,332	(1,236,004)
Accrued interest payable	(5,437)	(7,789)
Other liabilities	36,467	371,886

Net cash provided by operating activities	4,122,345	2,747,309

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	2,422,419	3,492,916
Mortgage-backed securities held to maturity	357,550	353,340
Investment securities available for sale	—	668,309
Loans originated, net of repayments	(12,672,662)	(43,285,283)
Purchases of:
Life insurance contracts	(1,500,000)	—
Investment securities held to maturity	(1,474,102)	(659,727)
Federal Home Loan Bank stock	(123,600)	(8,744,550)
Office properties and equipment	(207,853)	(798,128)
Proceeds from sales of Federal Home Loan Bank stock	—	8,211,150
Proceeds from sale of real estate owned	—	773,375
Proceeds from maturities/ calls of:
Investment securities held to maturity	—	12,580
Investment securities available for sale	771,532	—

Net cash (used in) investing activities	(12,426,716)	(39,976,018)

FINANCING ACTIVITIES:
Increase in deposits	25,835,452	34,513,965
Increase in advances from the Federal Home Loan Bank, net	—	9,100,000
Dividends paid	(876,911)	(356,237)
Fractional share payouts on exchange	(15,998)	—
Purchase of shares by deferred compensation plans trust	(15,050)	(5,465)
Increase in advances from borrowers for taxes and insurance	311,612	322,309

Net cash provided by financing activities	25,239,105	43,574,572

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,934,734	6,345,863

CASH AND CASH EQUIVALENTS—Beginning of period	33,027,710	8,530,159

CASH AND CASH EQUIVALENTS—End of period	$49,962,444	$14,876,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$6,970,978	$7,611,196

Income Taxes	$2,148,080	$1,721,784

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

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

New Accounting Pronouncements - In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a roll forward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods that beginning on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Municipal securities	$1,474,102	$—	$—	$1,474,102
US treasury and government sponsored entity mortgage-backed securities	3,080,142	209,230	—	3,289,372

Totals	$4,554,244	$209,230	$—	$4,763,474

Available for Sale
Debt securities:
Municipal securities	$1,419,500	$11,491	$—	$1,430,991
Corporate	8,198,126	—	(2,005,923)	6,192,203
Equity securities	2,596	14,641	—	17,237
US treasury and government sponsored entity mortgage-backed securities	14,831,851	933,583	—	15,765,434

Totals	$24,452,073	$959,715	$(2,005,923)	$23,405,865

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,440,275	$139,336	$—	$3,579,611

Totals	$3,440,275	$139,336	$—	$3,579,611

Available for Sale
Debt securities:
U.S. Federal Agencies	$771,507	$1,954	$—	$773,461
Municipal	1,419,030	11,597	—	1,430,627
Corporate	8,197,324	—	(2,458,832)	5,738,492
Equity securities	2,596	14,348	—	16,944
US treasury and government sponsored entity mortgage-backed securities	17,264,145	764,456	(1,358)	18,027,243

Totals	$27,654,602	$792,355	$(2,460,190)	$25,986,767

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Corporate	$—	$—	$6,192,003	$(2,005,923)	$6,192,003	$(2,005,923)

Totals	$—	$—	$6,102,003	$(2,005,923)	$6,192,003	$(2,005,923)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
US Federal Agencies	$—	$—	$358,789	$(1,358)	$358,789	$(1,358)
Corporate	—	—	5,738,292	(2,458,832)	5,738,292	(2,458,832)

Totals	$—	$—	$6,097,081	$(2,460,190)	$6,097,081	$(2,460,190)

As of June 30, 2010, management has concluded that the unrealized losses on its investment securities (which totaled 6 individual securities) are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be maturity.

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. During the second quarter of 2009 the company recognized the impairment for the entire carrying amount of these investments. Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other-than-temporary impairment (“OTTI”) charges through earnings and other comprehensive income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning January 1, 2010	Beginning April 1, 2009
Credit component of OTTI as of beginning of the period	$3,000,000	$2,408,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	592,000

Credit component of OTTI as of June 30,	$3,000,000	$3,000,000

These securities have Fitch credit ratings below investment grade at June 30, 2010. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	27.7% to 21.1%
Remaining life	31 years	32 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At June 30, 2010, two corporate debt securities and four single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer, and had not experienced any other-than-temporary impairment in the past. Those securities had aggregate depreciation of 24.47% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of June 30, 2010, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. At June 30, 2010, all agency mortgage-backed securities were in a gain position.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$1,474,102	$1,474,102	$—	$—
Due after 1 year through 5 years	—	—	1,000,000	849,560
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	8,617,626	6,773,634

Total	$1,474,102	$1,474,102	$9,617,626	$$7,623,194

Equity securities had a cost of $2,596 and a fair value of $17,237 as of June 30, 2010. Mortgage-backed securities had a cost of $17,911,993 and a fair value of $19,054,806. Stated maturities for theses securities bear nominal predictive value due to potential prepayments that are typical to these instruments.

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	June 30, 2010	December 31, 2009
Real estate—mortgage:
One-to-four family residential	$526,822,938	$521,361,263
Commercial and multi-family	50,705,240	49,801,620

Total real estate-mortgage	577,528,178	571,162,883

Real estate—construction:
Residential	9,813,451	5,605,724
Commercial	5,788,247	2,937,089

Total real estate—construction	15,601,698	8,542,813

Commercial	21,954,025	22,893,039

Consumer:
Home equity	60,908,196	60,729,520
Other consumer loans	761,594	795,761

Total consumer loans	61,669,790	61,525,281

Total loans	676,753,691	664,124,016
Net deferred loan cost	3,051,566	3,014,832
Allowance for loan losses	(4,124,414)	(3,476,040)

Net total loans	$675,680,843	$663,662,808

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$3,476,040	$2,683,956
Provision for loan loss	691,361	404,000
Charge-offs	42,987	—
Recoveries	—	1,402

Balance, end of period	$4,124,414	$3,089,358

Non-performing loans:

	June 30, 2010	December 31, 2009
Real estate mortgage loans	$2,008,877	$1,592,639
Construction loans	780,970	139,405
Commercial loans	30,401	21,721
Consumer loans	378,543	91,085

Total non-performing loans	3,198,791	1,844,850
Real estate owned	97,500	97,500

Total non-performing assets	$3,296,291	$1,942,350

The allowance for loan losses is based upon past loan loss experiences, understanding of the current macroeconomic factors, and current portfolio trends. These factors are considered in establishing the reserves necessary to cover the losses inherent in the current loan portfolio. The allowance is comprised of collective reserves for portfolio loans evaluated on a pooled basis and specific reserves on loans specifically evaluated for impairment. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of June 30, 2010 and December 31, 2009, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

The Company established a provision for loan losses of $539,700 and $691,361 for the three and six months ended June 30, 2010 as compared to $251,800 and $404,000 for the comparable periods in 2009.

As of June 30, 2010 and December 31, 2009 the recorded investment in loans that are considered to be impaired was as follows:

	June 30, 2010	December 31, 2009
Impaired collateral-dependant loans with related allowance	$1,822,000	$1,158,000
Impaired collateral-dependant loans with no related allowance	769,000	687,000

Other data for impaired loans as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
Average impaired loans	$2,303,476	$629,988
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-performing loans at June 30, 2010 and December 31, 2009 consisted of non-accrual loans that amounted to approximately $3,198,791 and $1,844,850 respectively. The delinquent interest on non-performing loans totaled $106,713 and $90,757 at June 30, 2010 and December 31, 2009, respectively.

4. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$264,223,889	0.88%	$249,422,646	0.94%
Passbook savings and club accounts	85,797,719	1.05%	73,976,828	1.14%

Subtotal	350,021,608		323,399,474

Certificates with original maturities:
Within one year	106,642,151	1.45%	113,814,174	1.69%
One to three years	84,223,952	2.48%	76,504,418	2.85%
Three years and beyond	22,369,834	3.73%	23,704,028	4.05%

Total certificates	213,235,937		214,022,620

Total	$563,257,545		$537,422,094

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2010 and December 31, 2009 amounted to $82,136,750 and $86,977,676, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2010 and December 31, 2009 amounted to $93,702,072 and $93,099,368, respectively.

5. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, while diluted net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period, and impact of unallocated ESOP shares. Earnings per share (“EPS”) and average common shares outstanding for the periods prior to 2010 have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator	$1,238,998	$671,332	$2,575,322	$1,584,117
Denominators:
Basic average shares outstanding	6,826,946	7,064,637	6,822,739	7,062,154
Effect of dilutive securities	7,579	59,467	12,613	60,250

Diluted average shares outstanding	6,834,525	7,124,104	6,835,352	7,122,404

Earnings per share:
Basic	$0.18	$0.10	$0.38	$0.22
Diluted	$0.18	$0.09	$0.38	$0.22

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2010 and 2009, there were 366,997 and 373,592 outstanding anti-dilutive options, respectively, and 30,125 and 60,250 outstanding dilutive non-vested shares, respectively.

6. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period. However, consistent with the stock compensation topic of the FASB Accounting Standards Codification, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period.

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

A summary of the status of the Company’s stock options under the Equity Plan as of June 30, 2010 and 2009 and changes during the six months ended June 30, 2010 and 2009 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion completed on December 31, 2009:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	373,592	$13.10	373,592	$13.10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	6,595	$13.19	—	—

Outstanding at the end of the period	366,997	$13.10	373,592	$13.10

Exercisable at the end of the period	275,968	$13.17	281,244	$13.17

Stock options vested or expected to vest (1)	330,298	$13.17	336,233	$13.17

(1)	Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2010. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	313,031	$13.19	5.1 years
November 21, 2006	19,784	$14.78	6.3 years
November 20, 2007	34,182	$11.32	7.3 years

Total	366,997	$13.10	5.4 years

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Non-vested Stock Award Activity:

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	30,125	$13.19	60,250	$13.19
Issued	—	—	—	—
Vested	—	—	—	—

Outstanding at June 30, 2010	30,125	$13.19	60,250	$13.19

The compensation expense recognized for the three and six months ended June 30, 2010 was $115,994 and $231,988 as compared to $130,847 and $261,694 for the three and six months ended June 30, 2009.

At June 30, 2010, there was $28,070 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

As of June 30, 2010, there was $33,078 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 0.1 years.

7. INCOME TAXES

Income taxes increased $658,000 to $1,633,000 for an effective tax rate of 38.8% for the six months ended June 30, 2010 compared to $974,789 for an effective tax rate of 38.1% for the same period in 2009.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

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

At June 30, 2010 no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2010, the tax years ended December 31, 2006, 2007, 2008 and 2009 were subject to examination by all tax jurisdictions. As of June 30, 2010, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. DECLARATION OF DIVIDEND

During the second quarter of 2010, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on or about May 28, 2010 to stockholders of record as of the close of business on May 7, 2010.

9. FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. The topic emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value.

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

We measure financial assets and liabilities at fair value in accordance with FASB ASC 820. Investments available for sale are measured at fair value on a recurring basis by means of various valuation techniques and models, and the inputs used are classified based on the hierarchy outlined above. Where quoted prices for identical securities are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows based on observable market inputs and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 market value measurements include an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate. In addition, significant estimates and unobservable inputs are required in the determination of Level 3 market value measurements. If actual results differ significantly from the estimates and inputs applied, it could have a material effect on our consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recurring Fair Value Measurements:

Those assets at June 30, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$15,765,434	$—
State and municipal obligations	—	1,430,991	—
Corporate securities	—	6,192,003	200
Equity securities	17,237	—	—

Totals	$17,237	$23,388,428	$200

Those assets at December 31, 2009 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$18,800,704	$—
State and municipal obligations	—	1,430,627	—
Corporate securities	—	5,738,292	200
Equity securities	16,944	—	—

Totals	$16,944	$25,969,623	$200

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, as a result of general market conditions and the illiquidity in the market for certain collateralized debt obligations, valuation is based upon an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company identified a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating, which was then used in arriving at the discount rate input to the model.

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the six-month period ended June 30, 2010 and June 30, 2009.

The following provides details of the fair value measurement activity for Level 3 for the six-months ended June 30, 2010 and June 30, 2009:

Fair Value Measurement Activity – Level 3 (only)

	Fair Value Measurement Using Level 3 Inputs June 30, 2010		Fair Value Measurement Using Level 3 Inputs June 30, 2009
	Trust Preferred Securities	Total	Trust Preferred Securities	Total
Balance, January 1, 2010	$200	$200	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	—	—	(63,420)	(63,420)
Purchases, maturities, prepayments and call, net	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—

Balance, June 30, 2010	$200	$200	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Non-recurring Fair Value Measurements:

Those assets that were measured on a non-recurring basis as of June 30, 2010 and December 31, 2009 are presented below:

	Category used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
June 30, 2010
Loans (1)	$—	$1,631,492	$235,493	$1,866,985

December 31, 2009
Loans (1)	$—	$1,158,000	$—	$1,158,000
Foreclosed assets (2)	—	97,500	—	97,500

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.
(2)	Represents the fair value of foreclosed real estate that was measured at fair value subsequent to their initial classification as foreclosed assets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the decrease in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Six months ended June 30,
	2010	2009
Loans	$1,433,000	$—
Foreclosed assets	—	101,000

	$1,433,000	$101,000

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral adjusted for the cost related to liquidation of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.

In the current period there were 9 loans categorized as level 2 and 13 loans categorized as Level 3. At June 30, 2010, total loans remeasured at fair value were $1,866,185. Such loans were carried at the value of $2,591,073 immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $724,888. Specific reserves were calculated for impaired loans with the value prior to remeasurement of $1,821,916 and net carrying amount of $1,097,028. The collateral underlying these loans had a fair value of $3,010,000, while the claims against collateral from other third parties, shortfall in collateral to appraised amount and liquidation costs amounted to $1,912,172, resulting in specific reserves in the allowance for loan losses of $724,888. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $769,157 at June 30, 2010, as the underlying collateral value was not below the carrying amount.

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

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of the Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At June 30, 2010 and June 30, 2009, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not required.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2010 the Company did not have any remeasurement to fair value. At June 30, 2009, the Company deemed one loan uncollectible and took possession of the underlying collateral during the first quarter of 2009. The collateral underlying the loan had a fair value of $97,500, with an aggregate carrying value of $198,000, triggering a net charge-off of approximately $101,000. There have been no changes to the fair value of this property as described above.

Fair Value of Financial Instruments

In accordance with FASB ASC 825-10-50-10, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments, no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value. The following table summarizes these results:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$49,962,444	$49,962,444	$33,027,710	$33,027,710
Investment securities:
Held to maturity	4,554,244	4,763,474	3,440,275	3,579,611
Available for sale	23,405,865	23,405,865	25,986,767	25,986,767
Loans receivable, net	675,680,843	691,186,576	663,662,808	669,637,682
Federal Home Loan Bank stock	6,271,600	6,271,600	6,148,000	6,148,000

Liabilities:
NOW and other demand deposit accounts	264,223,889	275,285,889	249,422,646	261,166,646
Passbook savings and club accounts	85,797,719	93,318,719	73,976,828	81,675,828
Certificates	213,235,937	213,565,775	214,022,620	214,022,087
Advances from Federal Home Loan Bank	110,000,000	122,876,047	110,000,000	118,836,690
Junior subordinated debenture	15,464,000	9,278,400	15,464,000	7,732,000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2010. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2010 and December 31, 2009, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	June 30, 2010	December 31, 2009
Residential properties	$97,500	$97,500

Total	$97,500	$97,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Total assets of the Company increased by $28.6 million to $798.8 million at June 30, 2010 from $770.1 million at December 31, 2009. Loans receivable, net, increased $12.0 million, investment and mortgage-backed securities decreased $1.5 million and cash and cash equivalents increased by $16.9 million. Asset growth was funded by an increase in deposits of $25.8 million while borrowings were unchanged at $125.5 million.

Investments

Investments decreased $1.5 million to $28.0 million at June 30, 2010 from $29.4 million at December 31, 2009. The decrease was the result of normal maturity and repayment activity, offset by purchases of $1.5 million and by improved valuation of AFS securities of $0.6 million.

Loans

Loans receivable, net, increased $12.0 million to $675.7 million at June 30, 2010 from $663.7 million at December 31, 2009. Loan originations totaled $67.1 million for the six months ended June 30, 2010 compared to $95.2 million originated in six months ended June 30, 2009. Real estate mortgage loan originations totaled $39.8 million, real estate construction loan originations totaled $10.4 million, consumer loan originations totaled $9.3 million and commercial loan originations totaled $7.6 million for the second quarter of 2010. Origination activity was offset by $54.5 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2010.

	June 30, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$526,823	$521,361	$5,462	1.0%
Commercial and multi-family	50,705	49,802	903	1.8

Total real estate – mortgage	577,528	571,163	6,365	1.1

Real estate – construction:
Residential	9,814	5,606	4,208	75.1
Commercial	5,788	2,937	2,851	97.1

Total real estate – construction	15,602	8,543	7,059	82.6

Commercial	21,954	22,893	(939)	(4.1)

Consumer
Home equity	60,908	60,730	178	0.3
Other consumer loans	762	795	(33)	(4.2)

Total consumer loans	61,670	61,525	145	0.2

Total loans	676,754	664,124	12,630	1.9

Net deferred loan cost	3,051	3,015	36	1.2
Allowance for loan losses	(4,124)	(3,476)	(648)	18.6

Net total loans	$675,681	$663,663	$12,018	1.8%

Non-Performing Assets

Non-performing assets totaled $3.3 million, or 0.41% of total assets, at June 30, 2010 compared to $1.9 million, or 0.25% of total assets, at December 31, 2009 and $4.6 million, or 0.63% of total assets, at June 30, 2009. The increase from December 31, 2009 was the result of an increase in the number of non-performing loans to 19 at June 30, 2010 from 13 at December 31, 2009. Non-performing assets consisted of seven residential mortgages totaling $2.0 million, four commercial mortgages totaling $781,000, one commercial loan totaling $30,000, seven consumer equity loans totaling $378,000 and one real estate owned property totaling $98,000. Specific reserves were recorded for 15 of the loans included above in the amount of $725,000 at June 30, 2010 as compared to 6 loans with specific allowance of $285,000 at December 31, 2009. Real estate owned remained unchanged at $97,500 at June 30, 2010. Charge-offs has totaled $43,000 in 2010 compared to no activity for the same period in 2009.

The allowance for loan losses increased $648,000 to $4.1 million, or 0.61% of total net loans, from $3.5 million at December 31, 2009, or 0.52% of total net loans. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in June 2010 from December 31, 2009 were slightly higher due to increases in delinquencies. At June 30, 2010, the specific allowance on loans individually evaluated for impairment was $725,000 and pooled allowance on the remainder of the loan portfolio was $3.4 million as compared to specific allowance on loans individually evaluated for impairment of $285,000 and pooled allowance on the reminder of the loan portfolio of $3.2 million at December 31, 2009.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,476	$2,684
Provision for loan losses	691	404
Recoveries	—	1
Charge-offs	43	—

Net (charge-offs) recoveries	(43)	1

Allowance at end of period	$4,124	$3,089

Allowance for loan losses as a percent of total loans	0.61%	0.49%
Allowance for loan losses as a percent of non-performing loans	128.9%	68.5%

	June 30, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$2,009	$1,593
Construction	781	139
Commercial	30	22
Consumer loans	378	91

Total of non-accrual and 90 days or more past due loans	3,198	1,845
Real estate owned	98	98

Total non-performing assets	$3,296	$1,943

Total non-performing loans to total loans	0.47%	0.28%
Total non-performing loans to total assets	0.40%	0.24%
Total non-performing assets and troubled debt restructurings to total assets	0.41%	0.25%

Deposits

Deposits increased by $25.8 million, or 4.8%, to $563.2 million at June 30, 2010 from $537.4 million at December 31, 2009. Interest bearing demand deposits increased $3.7 million, non-interest bearing checking increased $11.1 million, savings accounts increased by $11.8 million and certificates of deposit decreased by $787,000. The Company continued its focus on attracting core deposits, which increased $26.6 million, and accounted for all of the increase in deposits, offsetting a small decrease in certificates of deposit.

The following table summarizes changes in deposits in the six months ended June 30, 2010.

	June 30, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$64,321	$53,254	$11,067	20.1%
Interest-bearing demand deposits	199,903	196,168	3,735	1.9
Savings accounts	85,798	73,977	11,821	16.0
Time deposits	213,236	214,023	(787)	(0.4)

Total	$563,258	$537,422	$25,836	4.8%

Borrowings

Federal Home Loan Bank advances were unchanged at $110 million at June 30, 2010 December 31, 2009. Other borrowings were unchanged at $15.5 million at June 30, 2010 compared to December 31, 2009.

Stockholders’ Equity

Stockholders’ equity increased $2.5 million to $99.8 million at June 30, 2010, from $97.3 million at December 31, 2009, primarily as a result of current period earnings of $2.6 million

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net income was $1.24 million for the three months ended June 30, 2010 as compared to $671,000 for the three months ended June 30, 2009. The increase of $568,000, or 84.6%, in 2010 from 2009 was due primarily to increased net interest income of $674,000 and other income $707,000, offset by an increase in provision for loan losses of $288,000, other expenses of $168,000 and income tax expense of $357,000.

Net income was $2.6 million for the six months ended June 30, 2010 as compared to $1.6 million for the six months ended June 30, 2009. The $1.0 million, or 62.6%, increase in 2010 from 2009 was due primarily to increased net interest income of $1.5 million and other income $1.3 million offset by an increase in provision for loan losses of $288,000, other expenses of $880,000 and income tax expense of $658,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$1,239	$671	$2,575	$1,584
Basic earnings per share	$0.18	$0.10	$0.38	$0.22
Diluted earnings per share	$0.18	$0.09	$0.38	$0.22
Return on average assets (annualized)	0.62%	0.38%	0.65%	0.45%
Return on average equity (annualized)	4.97%	4.02%	5.20%	4.82%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,059	$8,593	$466	5.4%
Investment securities	435	552	(117)	(21.2)

Total interest income	9,494	9,145	349	3.8

INTEREST EXPENSE:
Deposits	1,932	2,236	(304)	(13.6)
Borrowings	1,510	1,530	(20)	(1.3)

Total interest expense	3,442	3,766	(324)	(8.6)

Net interest income	$6,052	$5,379	$673	12.5

Interest income increased by $349,000, or 3.8%, for the quarter ended June 30, 2010 compared to June 30, 2009. The increase resulted from an increase in loan income of $466,000, offset by a decrease in investment income of $117,000. The increased interest income was driven primarily from higher loan balances in 2010 compared to 2009.

Interest expense decreased by $324,000, or 8.6%, over the same period last year due to a decrease in the interest paid on deposits of $305,000 and interest paid on borrowings of $20,000. The decrease in interest expense resulted primarily from lower rates paid on deposits, as market rates continued to remain low, offset by increased balances in deposits.

The interest rate spread and net interest margin of the Company were 3.28% and 3.48% respectively, for the three months ended June 30, 2010, compared to 2.96% and 3.27% for the same period in 2009. The improvement in the interest rate spread of 32 basis points and margin of 21 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 41 basis points offset by a decrease in the rate earned on interest-earning assets of 10 basis points. An increase in the average balance of loans of $42.7 million was offset by decreases in the average rate on loans of 7 basis points, average rate on investments of 40 basis points and average balance of investments of $5.3 million. Additionally, decreases in the average rate paid on interest-bearing bearing deposits of 53 basis points and average balance on borrowings of $18.6 million was offset by increases in the average balance of interest-bearing deposits of $70.0 million and the average rate paid on borrowings of 57 basis points.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$18,089	$17,054	$1,035	6.1%
Investment securities	910	1,082	(172)	(15.9)

Total interest income	$18,999	$18,136	$863	4.8

INTEREST EXPENSE:
Deposits	$3,958	$4,549	$(591)	(13.0)
Borrowings	3,008	3,057	(49)	(1.6)

Total interest expense	6,966	7,606	(640)	(8.4)

Net interest income	$12,033	$10,530	$1,503	14.3

Interest income increased by $863,000, or 4.8%, for the six months ended June 30, 2010 compared to June 30, 2009. The increase resulted from an increase in loan income of $1.0 million, offset by a decrease in investment income of $173,000. The increased interest income was driven primarily from higher loan balances in 2010 compared to 2009.

Interest expense decreased by $640,000, or 8.4%, over the same period last year due to a decrease in the interest paid on deposits of $591,000 and interest paid on borrowings of $49,000. The decrease in interest expense resulted primarily from lower rates paid on deposits, as market rates continued to remain low, offset by increased balances in deposits.

The interest rate spread and net interest margin of the Company were 3.26% and 3.47% respectively, for the six months ended June 30, 2010, compared to 2.93% and 3.24% for the same period in 2009. The improvement in the interest rate spread of 33 basis points and margin of 23 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 43 basis points offset by a decrease in the rate earned on interest-earning assets of 11 basis points. Increases in the average balance of loans of $50.6 million and average rate on investments of 28 basis points was offset by decreases in the average rate on loans of 11 basis points and average balance of investments of $6.8 million. Additionally, decreases in the average rate paid on interest-bearing bearing deposits of 55 basis points and average balance on borrowings of $20.5 million was offset by increases in the average balance of interest-bearing deposits of $74.5 million and average rate paid on borrowings of 61 basis points.

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

Average Balance Tables

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$668,691	$9,059	5.42%	$626,004	$8,593	5.49%
Investment securities	27,271	435	6.38%	32,591	552	6.78%

Total interest-earning assets	695,962	9,494	5.46%	658,595	9,145	5.55%
Noninterest-earning assets	103,740			50,970

Total assets	$799,702			$709,565

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$209,533	572	1.09%	$161,251	499	1.24%
Savings accounts	83,977	220	1.05%	62,051	172	1.11%
Certificates of deposit	213,787	1,140	2.13%	213,955	1,565	2.93%

Total interest-bearing deposits	507,297	1,932	1.52%	437,257	2,236	2.05%

FHLB advances	110,000	1,175	4.27%	128,574	1,195	3.72%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	125,464	1,510	4.82%	144,038	1,530	4.25%

Total interest-bearing liabilities	632,761	3,442	2.18%	581,295	3,766	2.59%
Noninterest-bearing demand accounts	58,291			53,146
Other liabilities	8,916			8,311

Total liabilities	699,968			642,752
Stockholders’ equity	99,734			66,813

Total liabilities and stockholders’ equity	$799,702			$709,565

Net interest income		$6,052			$5,379

Interest rate spread			3.28%			2.96%
Net interest margin			3.48%			3.27%
Average interest-earning assets to average interest-bearing liabilities	109.99%			113.30%

Average Balance Tables

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$666,240	$18,089	5.43%	$615,685	$17,054	5.54%
Investment securities	27,869	910	6.53%	34,655	1,082	6.25%

Total interest-earning assets	694,109	18,999	5.47%	650,340	18,136	5.58%
Noninterest-earning assets	98,455			49,408

Total assets	$792,564			$699,748

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$208,073	$1,177	1.13%	$159,438	$993	1.25%
Savings accounts	80,402	437	1.09%	59,223	326	1.10%
Certificates of deposit	214,086	2,344	2.19%	209,446	3,230	3.08%

Total interest-bearing deposits	502,561	3,958	1.58%	428,107	4,549	2.13%

FHLB advances	110,000	2,338	4.25%	130,534	2,387	3.66%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%

Total borrowings	125,464	3,008	4.80%	145,998	3,057	4.19%

Total interest-bearing liabilities	628,025	6,966	2.22%	574,105	7,606	2.65%
Noninterest-bearing demand accounts	56,571			51,706
Other	8,877			8,262

Total liabilities	693,473			634,073
Stockholders’ equity	99,091			65,675

Total liabilities and stockholders’ equity	$792,564			$699,748

Net interest income		$12,033			$10,530

Interest rate spread			3.26%			2.93%
Net interest margin			3.47%			3.24%
Average interest-earning assets to average interest-bearing liabilities	110.52%			113.28%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $540,000 and $691,000 in the three and six months ended June 30, 2010 compared to $252,000 and $404,000 in the three and six months ended June 30, 2009. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment. The specific reserve component of the provision was $475,000 and $476,000 in the three and six months ended June 30, 2010.

Other Income

The following table summarizes other income for the three months ended June 30, 2010 and 2009 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER INCOME:

Service charges	$445	$441	0.9%
Cash surrender value of life insurance	139	106	31.1
Impairment charge on AFS securities	—	(592)	(100.0)
Other	302	224	34.8

Total other income	$886	$179	395.0

Other income increased $707,000 to $886,000 for the three-month period ended June 30, 2010 from the same period in 2009. Increases in income resulted from increases in service charges and fees on deposit accounts, the cash surrender value of bank owned life insurance and debit card commissions. Additionally, the Company did not record any other-than-temporary impairment charges on securities in the second quarter of 2010 compared to $592,000 for the same period in 2009.

The following table summarizes other income for the six months ended June 30, 2010 and 2009 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER INCOME:

Service charges	$881	$848	3.9%
Cash surrender value of life insurance	274	210	30.5
Gain on call of AFS securities	—	6	(100.0)
Impairment charge on AFS securities	—	(1,077)	(100.0)
Other	539	393	37.2

Total other income	$1,694	$380	345.8

Other income increased $1,314,000 to $1,694,000 for the six-month period ended June 30, 2010 from the same period in 2009. Increases in income resulted from increases in service charges and fees on deposit accounts, the cash surrender value of bank owned life insurance and debit card commissions. Additionally, the Company did not record any other-than-temporary impairment charges on securities in the six months ended June 30, 2010 compared to $1,077,000 for the same period in 2009.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2010 and 2009 and the changes between periods.

	Three Months Ended June 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$2,452	$2,208	11.1%
Occupancy and equipment	981	904	8.5
Federal insurance premiums	163	394	(58.6)
Advertising	112	101	10.9
Professional services	204	181	12.7
Real estate owned expense	2	3	(33.3)
Other operating expense	461	415	11.1

Total other expense	$4,375	$4,206	4.0

Other expenses increased $169,000, or 4.0%, to $4.4 million for the three-month period ended June 30, 2010 from the same period in 2009. All expense categories increased a total of $144,000 as a result of costs associated with the opening of the Company’s tenth branch in the fall of 2009. Salaries and benefits increased $174,000, excluding new branch expenses, resulting from $121,000 in normal salary and benefit increases and a decrease of $53,000 in qualified deferred personnel cost credits associated with fewer closed loans during the second quarter of 2010 compared to the same period in 2009. FDIC insurance decrease of $231,000 was the result of a special assessment payment made of $324,000 in 2009 not required in 2010, offset by increased premiums of $93,000 in 2010. Excluding new branch expenses, occupancy, marketing, real estate owned, professional services and other operating expenses increased $87,000 through normal activity.

The following table summarizes other expense for the six months ended June 30, 2010 and 2009 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$4,949	$4,349	13.8%
Occupancy and equipment	1,958	1,771	10.6
Federal insurance premiums	330	465	(29.0)
Advertising	228	198	15.2
Professional services	382	336	13.7
Real estate owned expense	3	11	(72.7)
Other operating expense	977	817	19.6

Total other expense	$8,827	$7,947	11.1

Other expenses increased $880,000, or 11.1%, to $8.8 million for the six-month period ended June 30, 2010 from the same period in 2009. All expense categories increased a total of $282,000 as a result of costs associated with the opening of the Company’s tenth branch in the fall of 2009. Salaries and benefits increased $464,000, excluding new branch expenses, resulting from $204,000 in normal salary and benefit increases and a decrease of $260,000 in qualified deferred personnel cost credits associated with fewer closed loans during the six months of 2010 compared to the same period in 2009. FDIC insurance decrease of $135,000 was the result of a special assessment payment of $324,000 made in 2009 not required in 2010, offset by increased premiums of $189,000 in 2010. Excluding new branch expenses, occupancy, marketing, real estate owned, professional services and other operating expenses increased $281,000 through normal activity.

Income Taxes

Income taxes increased $357,000 to $785,000 for an effective tax rate of 38.8% for the three months ended June 30, 2010, compared to $429,000 for an effective tax rate of 39.0% from the same period in 2009. The increase was a result of higher taxable income.

Income taxes increased $658,000 to $1,633,000 for an effective tax rate of 38.8% for the six months ended June 30, 2010, compared to $975,000 for an effective tax rate of 38.1% from the same period in 2009. The increase was a result of higher taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $50.0 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $16.3 million at June 30, 2010. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $248.8 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $48.5 million. On that date, we had no overnight advances outstanding.

At June 30, 2010, we had $54.9 million in loan commitments outstanding, which included $16.4 million in undisbursed loans, $24.4 million in unused home equity lines of credit and $14.1 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2010 totaled $147.9 million, or 69.4% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $85.2 million, or 10.81% of total adjusted assets, which is above the required level of $11.8 million or 1.5%; core capital of $85.2 million, or 10.81% of total adjusted assets which is above the required level of $31.5 million or 4.0%; and risk-based capital of $88.6 million, or 19.55% of risk-weighted assets, which is above the required level of $36.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2010 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.51)%	0.69%
100 basis point decrease in rates	(7.19)%	(13.78)%

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$65,164	$(49,009)	(43)%	8.69%	(536	)bp
200	84,007	(30,165)	(26)	10.87	(317)
100	101,608	(12,565)	(11)	12.78	(126)
50	108,583	(5,589)	(5)	13.49	(55)
0	114,172			14.04
(50)	116,867	2,694	2	14.26	22
(100)	117,721	3,548	3	14.29	25

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

For the three months and six ended June 30, 2010 and June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following supplements the risk factors discussed in the 2009 Annual Report on Form 10-K:

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Ocean City Home Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2010 through April 30, 2010	None	None	None

Month #2 May 1, 2010 through May 31, 2010	None	None	None

Month #3 June 1, 2010 through June 30, 2010	None	None	None

Total

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 151,018 shares of the Company’s common stock in the open market with funds contributed by the Company. As of June 30, 2010, 150,624 shares were purchased. The remaining 394 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan. The above shares have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company which occurred on December 18, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[RESERVED]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Ocean Shore Holding Co., (incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

3.2	Bylaws of Ocean Shore Holding Co., (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

4.1	Specimen Stock Certificate of Ocean Shore Holding Co., (incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008).

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004).

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 6, 2010	/S/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Date: August 6, 2010	/S/ DONALD F. MORGENWECK
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President