Form 10-Q
period 2010-09-30
Ocean Shore Holding Co.
filed 2010-11-05
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 1, 2010, the registrant had 7,296,904 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010	December 31, 2009
ASSETS
Cash and amounts due from depository institutions	$7,190,606	$5,741,369
Interest-earning bank balances	91,243,667	27,286,341

Cash and cash equivalents	98,434,273	33,027,710
Investment securities held to maturity (estimated fair value—$3,106,357 at September 30, 2010; $3,579,611 at December 31, 2009)	2,923,855	3,440,275
Investment securities available for sale (amortized cost—$23,349,142 at September 30, 2010; $27,654,602 at December 31, 2009)	22,438,745	25,986,767
Loans—net of allowance for loan losses of $3,982,306 at September 30, 2010 and $3,476,040 at December 31, 2009	669,867,578	663,662,808
Accrued interest receivable:
Loans	2,533,726	2,377,498
Investment securities	53,525	247,903
Federal Home Loan Bank stock—at cost	6,271,600	6,148,000
Office properties and equipment—net	13,016,159	13,512,159
Prepaid expenses and other assets	4,855,712	5,457,455
Real estate owned	97,500	97,500
Cash surrender value of life insurance	14,749,364	12,837,789
Deferred tax asset	2,922,889	3,349,332

TOTAL ASSETS	$838,164,926	$770,145,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$59,979,604	$53,254,259
Interest bearing deposits	543,567,866	484,167,835
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,478,952	3,406,419
Accrued interest payable	806,728	1,145,412
Other liabilities	5,553,335	5,372,769

Total liabilities	738,850,485	672,810,693

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued, 7,296,904 shares outstanding at September 30, 2010; 7,308,118 shares issued and outstanding at December 31, 2009	73,076	73,081
Additional paid-in capital	63,913,623	65,213,708
Retained earnings - partially restricted	40,635,562	37,934,456
Treasury stock – at cost: 10,686 shares at September 30, 2010; 0 shares at December 31, 2009	(113,806)	—
Common stock acquired by employee benefits plans	(4,086,078)	(4,321,878)
Deferred compensation plans trust	(513,442)	(495,741)
Accumulated other comprehensive loss	(594,494)	(1,069,123)

Total stockholders’ equity	99,314,441	97,334,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838,164,926	$770,145,196

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$9,004,043	$8,969,287		$27,093,155	$26,023,194
Taxable interest on mortgage-backed securities	204,916	294,000		659,747	942,828
Non-taxable interest on municipal securities	19,305	17,750		55,706	58,794
Taxable interest and dividends on other investment securities	218,954	221,639		637,452	614,044

Total interest and dividend income	9,447,218	9,502,676		28,446,060	27,638,860

INTEREST EXPENSE:
Interest on deposits	1,983,053	2,214,540		5,940,841	6,763,280
Interest on borrowings	1,523,247	1,530,940		4,531,000	4,588,606

Total interest expense	3,506,300	3,745,480		10,471,841	11,351,886

NET INTEREST INCOME	5,940,918	5,757,196		17,974,219	16,286,974
PROVISION FOR LOAN LOSSES	124,705	490,500		816,066	894,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,816,213	5,266,696		17,158,153	15,392,474

OTHER INCOME:
Service charges	396,526	442,898		1,277,637	1,291,215
Cash surrender value of life insurance	137,990	108,386		411,575	318,355
Gain on call of securities	—	—		5	6,133
Impairment charge on AFS securities(1)	—	—		—	(1,077,400)
Other	301,601	238,669		840,522	631,973

Total other income	836,117	789,953		2,529,739	1,170,276

OTHER EXPENSE:
Salaries and employee benefits	2,458,654	2,164,347		7,407,519	6,513,088
Occupancy and equipment	970,439	908,025		2,928,922	2,678,766
Federal insurance premiums	166,103	158,002		496,533	623,127
Advertising	85,515	93,892		313,291	292,158
Professional services	211,280	163,629		592,944	499,291
Real estate owned expense	1,344	19,706		3,865	30,374
Charitable contributions	34,500	40,500		103,500	100,500
Other operating expenses	391,033	390,625		1,299,647	1,148,616

Total other expenses	4,318,868	3,938,726		13,146,221	11,885,920

INCOME BEFORE INCOME TAXES	2,333,462	2,117,923		6,541,671	4,676,830
INCOME TAX EXPENSE	892,323	804,985		2,525,210	1,779,774

NET INCOME	$1,441,139	$1,312,938		$4,016,461	$2,897,056

Earnings per share, basic:	$0.21	$0.19	*	$0.59	$0.41	*
Earnings per share, diluted:	$0.21	$0.18	*	$0.59	$0.41	*

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$4,016,461	$2,897,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773,195	590,939
Provision for loan losses	816,066	894,500
Stock based compensation expense	585,767	507,277
Impairment charge on AFS securities	—	1,077,400
Gain on call of AFS securities	(5)	(6,133)
Gain on sale real estate owned	—	(5,311)
Cash surrender value of life insurance	(411,575)	(318,355)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	38,149	(62,998)
Prepaid expenses and other assets	745,378	(1,266,555)
Accrued interest payable	(338,684)	(337,124)
Other liabilities	180,567	224,168

Net cash provided by operating activities	6,405,319	4,194,863

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,522,851	5,115,269
Mortgage-backed securities held to maturity	513,661	538,440
Investment securities available for sale	—	238,137
Loans originated, net of repayments	(7,050,923)	(62,725,079)
Purchases of:
Life insurance contracts	(1,500,000)	—
Investment securities held to maturity	(1,474,102)	(659,727)
Federal Home Loan Bank stock	(123,600)	(11,521,050)
Office properties and equipment	(233,267)	(1,933,788)
Proceeds from sales of:
Federal Home Loan Bank stock	—	12,112,650
Real estate owned	—	773,378
Proceeds from maturities/ calls of:
Investment securities held to maturity	1,474,102	672,307
Investment securities available for sale	771,533	500,000

Net cash (used in) investing activities	(4,099,745)	(56,889,463)

FINANCING ACTIVITIES:
Increase in deposits	66,125,376	76,887,882
Fractional share payouts on exchange	(15,998)	—
Increase in advances from the Federal Home Loan Bank, net	—	(15,900,000)
Dividends paid	(1,315,356)	(534,356)
Purchase of treasury stock	(113,806)	(97,023)
Purchase of shares by deferred compensation plans trust	(1,651,760)	(8,070)
Increase in advances from borrowers for taxes and insurance	72,533	266,519

Net cash provided by financing activities	63,100,989	60,614,952

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,406,563	7,920,352
CASH AND CASH EQUIVALENTS—Beginning of period	33,027,710	8,530,159

CASH AND CASH EQUIVALENTS—End of period	98,434,273	16,450,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$10,810,525	$11,689,010

Income Taxes	$2,563,080	$2,646,784

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Use of Estimates in the Preparation of Financial Statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, deferred income taxes and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

New Accounting Pronouncements – In July 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a roll forward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods that begin on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance on its required disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remove potential conflicts with the SEC’s literature and all of its amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance, and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the new guidance, and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,923,855	$182,502	$—	$3,106,357

Totals	$2,923,855	$182,502	$—	$3,106,357

Available for Sale
Debt securities:
Municipal securities	$1,419,735	$20,444	$—	$1,440,179
Corporate	8,198,527	18,671	(1,792,349)	6,424,849
Equity securities	2,596	11,615	(1,711)	12,500
US treasury and government sponsored entity mortgage-backed securities	13,728,284	832,933	—	14,561,217

Totals	$23,349,142	$883,663	$(1,794,060)	$22,438,745

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,440,275	$139,336	$—	$3,579,611

Totals	$3,440,275	$139,336	$—	$3,579,611

Available for Sale
Debt securities:
U.S. Federal Agencies	$771,507	$1,954	$—	$773,461
Municipal securities	1,419,030	11,597	—	1,430,627
Corporate	8,197,324	—	(2,458,832)	5,738,492
Equity securities	2,596	14,348	—	16,944
US treasury and government sponsored entity mortgage-backed securities	17,264,145	764,456	(1,358)	18,027,243

Totals	$27,654,602	$792,355	$(2,460,190)	$25,986,767

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Corporate	$—	$—	$5,735,076	$(1,792,349)	$5,735,076	$(1,792,349)
Equity securities	884	(1,711)	—	—	884	(1,711)

Totals	$884	$(1,711)	$5,735,076	$(1,792,349)	$5,375,960	$(1,794,060)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
US treasury and government sponsored entity mortgage-backed securities	$—	$—	$358,789	$(1,358)	$358,789	$(1,358)
Corporate	—	—	5,738,292	(2,458,832)	5,738,292	(2,458,832)

Totals	$—	$—	$6,097,081	$(2,460,190)	$6,097,081	$(2,460,190)

As of September 30, 2010, management has concluded that the unrealized losses on its investment securities (which totaled 6 individual securities) are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be maturity.

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other- than- temporarily impaired due solely to credit related factors. During the second quarter of 2009 the Company recognized the impairment for the entire carrying amount of these investments. Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other- than- temporary impairment (“OTTI”) charges through earnings and other comprehensive income.

	2010	2009
Credit component of OTTI as of January 1	$3,000,000	$1,922,600
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which OTTI was previously recognized	—	1,077,400

Credit component of OTTI as of September 30	$3,000,000	$3,000,000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These securities have Fitch credit ratings below investment grade at September 30, 2010. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	27.7% to 21.2%
Remaining life	31 years	32 years

Corporate Debt Securities – The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At September 30, 2010, one corporate debt security and four single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer, and had not experienced any other-than-temporary impairment in the past. Those securities had aggregate depreciation of 25.01% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of September 30, 2010, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities – The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. At September 30, 2010, all agency mortgage-backed securities were in a gain position.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2010
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—
Due after 1 year through 5 years	1,000,000	859,980
Due after 5 years through 10 years	—	—
Due after 10 years	8,618,262	7,005,048

Total	$9,618,262	$7,865,028

Equity securities had a cost of $2,596 and a fair value of $12,500 as of September 30, 2010. Mortgage-backed securities had a cost of $16,652,139 and a fair value of $17,667,574. Stated maturities for theses securities bear nominal predictive value due to potential prepayments that are typical to these instruments.

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	September 30, 2010	December 31, 2009
Real estate - mortgage:
One- to- four family residential	$524,946,198	$521,361,263
Commercial and multi-family	55,332,592	49,801,620

Total real estate-mortgage	580,278,790	571,162,883

Real estate - construction:
Residential	7,069,957	5,605,724
Commercial	2,959,718	2,937,089

Total real estate - construction	10,029,675	8,542,813

Commercial	20,776,084	22,893,039

Consumer:
Home equity	58,968,170	60,729,520
Other consumer loans	812,420	795,761

Total consumer loans	59,780,590	61,525,281

Total loans	670,865,139	664,124,016
Net deferred loan cost	2,984,745	3,014,832
Allowance for loan losses	(3,982,306)	(3,476,040)

Net total loans	$669,867,578	$663,662,808

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$3,476,040	$2,683,956
Provision for loan loss	816,066	894,500
Charge-offs	(309,800)	(101,500)
Recoveries	—	1,402

Balance, end of period	$3,982,306	$3,478,843

Non-performing loans:

	September 30, 2010	December 31, 2009
Real estate mortgage loans	$3,106,580	$1,592,639
Real estate commercial loans	537,853	139,405
Commercial loans	162,606	21,721
Consumer loans	146,801	91,085

Total non-performing loans	3,953,840	1,844,850
Real estate owned	97,500	97,500

Total non-performing assets	$4,051,340	$1,942,350

The allowance for loan losses is based upon past loan loss experiences, understanding of the current macroeconomic factors, and current portfolio trends. These factors are considered in establishing the reserves necessary to cover the losses inherent in the current loan portfolio. The allowance is comprised of collective reserves for portfolio loans evaluated on a pooled basis and specific reserves on loans specifically evaluated for impairment. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of September 30, 2010 and December 31, 2009, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

The Company established a provision for loan losses of $124,705 and $816,066 for the three and nine months ended September 30, 2010 as compared to $490,500 and $894,500 for the comparable periods in 2009.

As of September 30, 2010 and December 31, 2009 the recorded investment in loans that are considered to be impaired was as follows:

	September 30, 2010	December 31, 2009
Impaired collateral-dependant loans with related allowance	$1,697,727	$1,158,000
Impaired collateral-dependant loans with no related allowance	769,157	687,000

Other data for impaired loans as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
Average impaired loans	$2,208,088	$649,246
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-performing loans at September 30, 2010 and December 31, 2009 consisted of non-accrual loans that amounted to $3,953,840 and $1,844,850 respectively. The delinquent interest on non-performing loans totaled $175,879 and $90,757 at September 30, 2010 and December 31, 2009, respectively.

4. DEPOSITS

Deposits consist of the following major classifications:

	September 30,		December 31,
	2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$291,515,282	0.84%	$249,422,646	0.94%
Passbook savings and club accounts	95,783,186	1.07%	73,976,828	1.14%

Subtotal	387,298,468		323,399,474

Certificates with original maturities:
Within one year	100,776,987	1.34%	113,814,174	1.69%
One to three years	92,142,537	2.30%	76,504,418	2.85%
Three years and beyond	23,329,478	3.61%	23,704,028	4.05%

Total certificates	216,249,002		214,022,620

Total	$603,547,470		$537,422,094

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2010 and December 31, 2009 amounted to $85,739,226 and $86,977,676, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2010 and December 31, 2009 amounted to $120,972,932 and $93,099,368, respectively.

5. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, while diluted net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period, and impact of unallocated Employee Stock Ownership Plan (“ESOP”) shares. Earnings per share (“EPS”) and average common shares outstanding for the periods prior to 2010 have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator	$1,441,139	$1,312,938	$4,016,461	$2,897,056
Denominators:
Basic average shares outstanding	6,826,698	7,080,802	6,824,073	7,068,439
Effect of dilutive securities	8,823	43,223	—	54,511

Diluted average shares outstanding	6,835,521	7,124,025	6,824,073	7,122,950
Earnings per share:
Basic	$0.21	$0.19	$0.59	$0.41
Diluted	$0.21	$0.18	$0.59	$0.41

At September 30, 2010 and 2009, there were 624,007 and 373,592 outstanding anti-dilutive options, respectively, and 99,000 and 30,125 outstanding dilutive non-vested shares, respectively.

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

The Company’s 2005 and 2010 Equity-Based Incentive Plans (the “Equity Plans”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Equity Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Equity Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2010 and 2009 and changes during the nine months ended September 30, 2010 and 2009 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion completed on December 31, 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	373,592	$13.10	373,592	$13.10
Granted	257,010	$10.21	—
Exercised	—		—
Forfeited	6,595	$13.19	—

Outstanding at the end of the period	624,007	$11.91	373,592	$13.10

Exercisable at the end of the period	338,573	$13.11	270,451	$13.19

Stock options vested or expected to vest (1)	561,606	$11.91	336,233	$13.10

(1)	Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plans as of September 30, 2010. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	313,031	$13.19	4.9 years
November 21, 2006	19,784	$14.78	6.1 years
November 21, 2007	34,182	$11.32	7.1 years
August 18, 2010	257,010	$10.21	9.9 years

Total	624,007	$11.91	7.1 years

Summary of Non-vested Stock Award Activity:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	30,125	$13.19	60,250	$13.19
Issued	99,000	10.21	—	—
Vested	30,125	13.19	30,125	13.19

Outstanding at September 30	99,000	$10.21	30,125	$13.19

The compensation expense recognized for the three and nine months ended September 30, 2010 was $83,161 and $315,149 as compared to $123,811 and $385,506 for the three and nine months ended September 30, 2009.

At September 30, 2010, there was $714,577 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 4.9 years.

As of September 30, 2010, there was $985,520 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 4.9 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Income taxes increased $745,000 to $2.5 million for an effective tax rate of 38.6% for the nine months ended September 30, 2010 compared to $1.8 million for an effective tax rate of 38.1% for the same period in 2009.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.

At September 30, 2010, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2010, the tax years ended December 31, 2007 through 2009 were subject to examination by the Internal Revenue Service (“IRS”), while the tax years ended December 31, 2006 through 2009 were subject to state examination. As of September 30, 2010, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the third quarter of 2010, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on or about August 27, 2010 to stockholders of record as of the close of business on August 6, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Fair Value Measurements:

Those assets at September 30, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. treasury and government sponsored entity mortgage-backed securities	$—	$14,561,217	$—
State and municipal obligations	—	1,440,179	—
Corporate securities	—	6,424,649	200
Equity securities	12,500	—	—

Totals	$12,500	$22,426,045	$200

Those assets at December 31, 2009 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. treasury and government sponsored entity mortgage-backed securities	$—	$18,800,704	$—
State and municipal obligations	—	1,430,627	—
Corporate securities	—	5,738,292	200
Equity securities	16,944	—	—

Totals	$16,944	$25,969,623	$200

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the nine-month period ended September 30, 2010 and September 30, 2009.

The following provides details of the fair value measurement activity for Level 3 for the nine months ended September 30, 2010 and September 30, 2009:

Fair Value Measurement Activity – Level 3 (only)

	Fair Value Measurement Using Level 3 Inputs September 30, 2010		Fair Value Measurement Using Level 3 Inputs September 30, 2009
	Trust Preferred Securities	Total	Trust Preferred Securities	Total
Balance, January 1,	$200	$200	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	—	—	63,420	63,420
Purchases, maturities, prepayments and call, net	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—

Balance, September 30,	$200	$200	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Non-recurring Fair Value Measurements:

Those assets that were measured on a non-recurring basis as of September 30, 2010 and 2009 are presented below:

	Category used for Fair Value Measurement			Total	Total Gains (Losses)
Nine months ended	Level 1	Level 2	Level 3
September 30, 2010
Loans (1)	$—	$1,309,550	$652,680	$1,962,230	$(341,678)
Foreclosed assets (2)	—	97,500	—	97,500	—
September 30, 2009
Loans (1)	$—	$2,160,000	—	$2,160,000	$(400,000)
Foreclosed assets (2)	—	97,500	—	97,500	(101,000)

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.
(2)	Represents the fair value of foreclosed real estate that was measured at fair value subsequent to their initial classification as foreclosed assets.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, cash flows discounted at the effective loan rate, and management’s judgment.

In the current period there were ten loans categorized as level 2 and nine loans categorized as Level 3. At September 30, 2010, total loans remeasured at fair value were $1,962,230. Such loans were carried at the value of $2,448,884 immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $486,654. Specific reserves were calculated for impaired loans with the value prior to remeasurement of $1,679,727 and net carrying amount of $1,193,073. The collateral underlying these loans had a fair value of $2,069,000, while the claims against collateral from other third parties, shortfall in collateral to appraised amount and liquidation costs amounted to $875,927, resulting in specific reserves in the allowance for loan losses of $486,654. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $769,157 at September 30, 2010, as the underlying collateral value was not below the carrying amount.

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

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of the Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At September 30, 2010 and September 30, 2009, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not required.

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

At September 30, 2010, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recording. At September 30, 2009, the Company deemed one loan uncollectible and took possession of the underlying collateral during the first quarter of 2009. The collateral underlying the loan had a fair value of $97,500, with an aggregate carrying value of $198,000, triggering a net charge-off of approximately $101,000. There have been no changes to the fair value of this property as described above.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$98,434,273	$98,434,273	$33,027,710	$33,027,710
Investment securities:
Held to maturity	2,923,855	3,106,357	3,440,275	3,579,611
Available for sale	22,438,745	22,438,745	25,986,767	25,986,767
Loans receivable, net	669,867,578	685,167,796	663,662,808	669,637,682
Federal Home Loan Bank stock	6,271,600	6,271,600	6,148,000	6,148,000
Liabilities:
NOW and other demand deposit accounts	291,515,282	300,273,282	249,422,646	261,166,646
Passbook savings and club accounts	95,783,186	102,523,186	73,976,828	81,675,828
Certificates	216,249,003	216,663,898	214,022,620	214,022,087
Advances from Federal Home Loan Bank	110,000,000	125,902,722	110,000,000	118,836,690
Junior subordinated debenture	15,464,000	9,278,400	15,464,000	7,732,000

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2010. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2010 and December 31, 2009, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	September 30, 2010	December 31, 2009
Residential properties	$97,500	$97,500

Total	$97,500	$97,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Ocean Shore Holding Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Total assets of the Company increased by $68.0 million to $838.2 million at September 30, 2010 from $770.1 million at December 31, 2009. Loans receivable, net, increased $6.2 million, investment and mortgage-backed securities decreased $4.0 million and cash and cash equivalents increased by $65.4 million. Asset growth was funded by an increase in deposits of $66.1 million while borrowings were unchanged at $125.5 million.

Investments

Investments decreased by $4.0 million to $25.4 million at September 30, 2010 from $29.4 million at December 31, 2009. The decrease was the result of normal maturity and repayment activity, offset by improved valuation of AFS securities of $0.8 million.

Loans

Loans receivable, net, increased $6.2 million to $669.9 million at September 30, 2010 from $663.7 million at December 31, 2009. Loan originations totaled $99.5 million for the nine months ended September 30, 2010 compared to $137.7 million originated in the nine months ended September 30, 2009. Real estate mortgage loan originations totaled $22.1 million, real estate construction loan originations totaled $3.1 million, consumer loan originations totaled $4.4 million and commercial loan originations totaled $2.8 million for the third quarter of 2010.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2010.

	September 30, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$524,946	$521,361	$3,585	0.7%
Commercial and multi-family	55,333	49,802	5,531	11.1

Total real estate – mortgage	580,279	571,163	9,116	1.6
Real estate – construction:
Residential	7,070	5,606	1,464	26.1
Commercial	2,960	2,937	23	0.8

Total real estate – construction	10,030	8,543	1,487	17.4
Commercial	20,776	22,893	(2,117)	(9.2)
Consumer
Home equity	58,968	60,730	(1,762)	(2.9)
Other consumer loans	812	795	17	2.1

Total consumer loans	59,780	61,525	(1,745)	(2.8)
Total loans	670,865	664,124	6,741	1.0

Net deferred loan cost	2,985	3,015	(30)	(1.0)
Allowance for loan losses	(3,982)	(3,476)	(506)	14.6

Net total loans	$669,868	$663,663	$6,205	0.9%

Non-Performing Assets

Non-performing assets totaled $4.1 million, or 0.48% of total assets, at September 30, 2010 compared to $1.9 million, or 0.25% of total assets, at December 31, 2009 and $2.7 million, or 0.36% of total assets, at September 30, 2009. The increase from December 31, 2009 was the result of an increase in the number of non-performing loans to twenty at September 30, 2010 from thirteen at December 31, 2009. Non-performing assets consisted of eleven residential mortgages totaling $3.1 million, two commercial mortgages totaling $538,000, three commercial loans totaling $163,000, four consumer equity loans totaling $147,000 and one real estate owned property totaling $98,000. Specific reserves were recorded for twelve of the loans included above in the amount of $487,000 at September 30, 2010 as compared to six loans with specific allowance of $285,000 at December 31, 2009. Real estate owned remained unchanged at $98,000 at September 30, 2010. Charge-offs has totaled $310,000 in 2010 compared to $102,000 for the same period in 2009.

The allowance for loan losses increased $506,000 to $4.0 million, or 0.59% of total net loans, from $3.5 million at December 31, 2009, or 0.52% of total net loans. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in September 2010 from December 31, 2009 were slightly higher due to increases in delinquencies and charge-offs. At September 30, 2010, the specific allowance on loans individually evaluated for impairment was $487,000 and pooled allowance on the remainder of the loan portfolio was $3.5 million as compared to specific allowance on loans individually evaluated for impairment of $285,000 and pooled allowance on the reminder of the loan portfolio of $3.2 million at December 31, 2009.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,476	$2,684
Provision for loan losses	816	895
Recoveries	—	1
Charge-offs	(310)	(102)

Net (charge-offs) recoveries	(310)	(101)

Allowance at end of period	$3,982	$3,478

Allowance for loan losses as a percent of total loans	0.59%	0.53%
Allowance for loan losses as a percent of non-performing loans	100.7%	137.7%

	September 30, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$3,107	$1,593
Construction	538	139
Commercial	162	22
Consumer loans	147	91

Total of non-accrual and 90 days or more past due loans	3,954	1,845
Real estate owned	98	98

Total non-performing assets	$4,052	$1,943

Total non-performing loans to total loans	0.59%	0.28%
Total non-performing loans to total assets	0.47%	0.24%
Total non-performing assets and troubled debt restructurings to total assets	0.48%	0.25%

Deposits

Deposits increased by $66.1 million, or 12.3%, to $603.5 million at September 30, 2010 from $537.4 million at December 31, 2009. Interest bearing demand deposits increased $35.4 million, non-interest bearing checking increased $6.7 million, savings accounts increased by $21.8 million and certificates of deposit increased by $2.2 million. The Company continued its focus on attracting core deposits, which increased $63.9 million, and accounted for 96.7% of the increase in deposits.

The following table summarizes changes in deposits in the Nine Months Ended September 30, 2010.

	September 30, 2010	December 31, 2009	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$59,980	$53,254	$6,726	12.6%
Interest-bearing demand deposits	231,535	196,168	35,367	18.0
Savings accounts	95,783	73,977	21,806	29.4
Time deposits	216,249	214,023	2,226	1.0

Total	$603,547	$537,422	$66,125	12.3%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2010 and December 31, 2009. Other borrowings were unchanged at $15.5 million at September 30, 2010 compared to December 31, 2009.

Stockholders’ Equity

Stockholders’ equity increased $2.0 million to $99.3 million at September 30, 2010, from $97.3 million at December 31, 2009, primarily as a result of current period earnings of $4.1 million partially offset by cash dividends paid of $1.3 million, an increase in treasury stock of $114,000, an increase in accumulated other comprehensive income of $474,000 and a $1.3 million decrease in additional paid-in capital resulting from changes in stock based employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net income was $1.44 million for the three months ended September 30, 2010 as compared to $1.31 million for the three months ended September 30, 2009. The increase of $128,000, or 9.8%, in 2010 from 2009 was due primarily to increased net interest income of $184,000 and other income of $46,000 and decreased provision for loan losses of $366,000 offset by increased other expense of $380,000 and income tax expense of $87,000.

Net income was $4.0 million for the nine months ended September 30, 2010 as compared to $2.9 million for the nine months ended September 30, 2009. The $1.1 million, or 38.6%, increase in 2010 from 2009 was due primarily to increased net interest income of $1.7 million and other income of $1.4 million and decreased provision for loan losses of $78,000 offset by increased other expense of $1.3 million and income tax expense of $745,000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$1,441	$1,313	$4,016	$2,897
Basic earnings per share	$0.21	$0.16	$0.59	$0.41
Diluted earnings per share	$0.21	$0.16	$0.59	$0.41
Return on average assets (annualized)	0.69%	0.71%	0.66%	0.54%
Return on average equity (annualized)	5.72%	7.70%	5.37%	5.84%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,004	$8,969	$35	0.4%
Investment securities	443	533	(90)	(16.9)

Total interest income	9,447	9,502	(55)	(0.6)

INTEREST EXPENSE:
Deposits	1,983	2,214	(231)	(10.4)
Borrowings	1,523	1,531	(8)	(0.5)

Total interest expense	3,506	3,745	(239)	(6.4)

Net interest income	$5,941	$5,757	$184	3.2

Interest income decreased by $55,000, or 0.6%, for the quarter ended September 30, 2010 compared to September 30, 2009. The decrease resulted from lower investment income of $90,000 offset by an increase in loan income of $35,000. The decreased interest income was driven primarily from lower investment balances and lower yield on loans offset by higher loan balances in the third quarter of 2010 compared to the same quarter in 2009.

Interest expense decreased by $239,000, or 6.4%, over the same period last year due to lower interest paid on deposits of $231,000. The decrease in interest expense resulted primarily from lower rates paid on deposits, as market rates continued to remain low, offset by increased balances in deposits.

The interest rate spread and net interest margin of the Company were 3.28% and 3.39% respectively, for the three months ended September 30, 2010, compared to 3.12% and 3.40% for the same period in 2009. The improvement in the interest rate spread of 16 basis points and decrease in margin of 1 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 36 basis points offset by a decrease in the rate earned on interest-earning assets of 21 basis points. An increase in the average balance of loans of $26.8 million was offset by decreases in the average rate on loans of 20 basis points, average rate on investments of 11 basis points and average balance of investments of $4.8 million. Additionally, decreases in the average rate paid on interest-bearing bearing deposits of 40 basis points and average balance on borrowings of $6.2 million was offset by increases in the average balance of interest-bearing deposits of $64.8 million and the average rate paid on borrowings of 20 basis points.

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$27,093	$26,023	$1,070	4.1%
Investment securities	1,353	1,616	(263)	(16.3)

Total interest income	$28,446	$27,639	$807	2.9

INTEREST EXPENSE:
Deposits	$5,941	$6,763	$(822)	(12.2)
Borrowings	4,531	4,589	(58)	(1.3)

Total interest expense	10,472	11,352	(880)	(7.8)

Net interest income	$17,974	$16,287	$1,687	10.4

Interest income increased by $807,000, or 2.9%, for the nine months ended September 30, 2010 compared to September 30, 2009. The increase resulted from an increase in loan income of $1.1 million, offset by a decrease in investment income of $263,000. The increased interest income was driven primarily by higher loan balances offset by decreases in the balance of investments and yield on loans for the nine months ended September 2010 compared to the same period in 2009.

Interest expense decreased by $880,000, or 7.8%, for the nine months ended September 30, 2010 compared to September 30, 2009 due to a decrease in the interest paid on deposits of $822,000 and interest paid on borrowings of $58,000. The decrease in interest expense resulted primarily from lower rates paid on deposits, as market rates continued to remain low, offset by increased balances in deposits.

The interest rate spread and net interest margin of the Company were 3.27% and 3.44% respectively, for the nine months ended September 30, 2010, compared to 2.99% and 3.29% for the same period in 2009. The improvement in the interest rate spread of 28 basis points and margin of 15 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 41 basis points offset by a decrease in the rate earned on interest-earning assets of 14 basis points. Increases in the average balance of loans of $42.6 million and average rate on investments of 16 basis points was offset by decreases in the average rate on loans of 14 basis points and average balance of investments of $6.1 million. Additionally, decreases in the average rate paid on interest-bearing bearing deposits of 50 basis points and average balance on borrowings of $15.7 million was offset by increases in the average balance of interest-bearing deposits of $71.2 million and average rate paid on borrowings of 48 basis points.

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

Average Balance Tables

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$674,048	$9,004	5.34%	$647,212	$8,969	5.54%
Investment securities	26,074	443	6.80%	30,881	533	6.91%

Total Interest-earning assets	700,122	9,447	5.40%	678,093	9,502	5.61%
Noninterest-earning assets	135,642			57,567

Total assets	$835,764			$735,660

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$234,869	$651	1.11%	$196,778	$610	1.24%
Savings accounts	88,576	237	1.07%	63,436	180	1.13%
Certificates of deposit	213,261	1,095	2.05%	211,686	1,424	2.69%

Total interest-bearing deposits	536,706	1,983	1.48%	471,900	2,214	1.88%
FHLB advances	110,000	1,188	4.32%	116,154	1,196	4.12%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	125,464	1,523	4.86%	131,618	1,531	4.65%

Total interest-bearing liabilities	662,170	3,506	2.12%	603,518	3,745	2.48%

Noninterest-bearing demand accounts	63,169			55,391
Other liabilities	9,687			8,575

Total liabilities	735,026			667,484
Stockholders’ equity	100,738			68,176

Total liabilities and stockholders’ equity	$835,764			$735,660

Net interest income		$5,941			$5,757

Interest rate spread			3.28%			3.12%
Net interest margin			3.39%			3.40%
Average interest-earning assets to average interest-bearing liabilities	105.73%			112.36%

Average Balance Tables

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$668,872	$27,093	5.40%	$626,309	$26,023	5.54%
Investment securities	27,264	1,353	6.62%	33,383	1,616	6.45%

Total interest-earning assets	696,136	28,446	5.45%	659,692	27,639	5.59%
Noninterest-earning assets	110,986			51,815

Total assets	$807,122			$711,507

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$217,103	$1,827	1.12%	$172,021	$1,603	1.24%
Savings accounts	83,157	674	1.08%	60,643	506	1.11%
Certificates of deposit	213,808	3,439	2.14%	210,201	4,654	2.95%

Total interest-bearing deposits	514,068	5,941	1.54%	442,865	6,763	2.04%
FHLB advances	110,000	3,525	4.27%	125,688	3,583	3.80%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%

Total borrowings	125,464	4,531	4.82%	141,152	4,589	4.33%

Total interest-bearing liabilities	639,532	10,472	2.18%	584,017	11,352	2.59%
Noninterest-bearing demand accounts	58,795			52,948
Other	9,149			8,367

Total liabilities	707,476			645,332
Stockholders’ equity	99,646			66,175

Total liabilities and stockholders’ equity	$807,122			$711,507

Net interest income		$17,974			$16,287

Interest rate spread			3.27%			2.99%
Net interest margin			3.44%			3.29%
Average interest-earning assets to average interest-bearing liabilities	108.85%			112.96%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $125,000 and $816,000 in the three and nine months ended September 30, 2010 compared to $491,000 and $895,000 in the three and nine months ended September 30, 2009, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment. The specific reserve component of the provision was $27,000 and $503,000 in the three and nine months ended September 30, 2010, respectively.

Other Income

The following table summarizes other income for the three months ended September 30, 2010 and 2009 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER INCOME:
Service charges	$396	$443	(10.6)%
Cash surrender value of life insurance	138	108	27.8
Other	302	239	26.4

Total other income	$836	$790	5.8%

Other income increased $46,000 to $836,000 for the three-month period ended September 30, 2010 from the same period in 2009. Increases in income resulted from increases in the cash surrender value of life insurance and debit card commissions offset by decreases in service charges and fees collected on deposit accounts.

The following table summarizes other income for the nine months ended September 30, 2010 and 2009 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,278	$1,291	(1.0)%
Cash surrender value of life insurance	412	318	29.6
Impairment charge on AFS securities	—	(1,077)	N/M
Other	840	638	31.7
Total other income	$2,530	$1,170	116.2

N/M – not measurable

Other income increased $1.4 million to $2.5 million for the nine-month period ended September 30, 2010 from the same period in 2009. Increases in income resulted from increases in the cash surrender value of life insurance and debit card commissions offset by decreases in service charges and fees collected on deposit accounts. Additionally, the Company did not record any other-than-temporary impairment charges on securities in the nine months ended September 30, 2010 as compared to $1.1 million for the same period in 2009.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2010 and 2009 and the changes between periods.

	Three Months Ended September 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,459	$2,164	13.6%
Occupancy and equipment	970	908	6.8
Federal insurance premiums	166	158	5.1
Advertising	86	94	(8.5)
Professional services	211	164	28.7
Real estate owned expense	1	20	(95.0)
Other operating expense	426	431	(1.1)

Total other expense	$4,319	$3,939	9.6%

Other expenses increased $380,000, or 9.6%, to $4.3 million for the three-month period ended September 30, 2010 from the same period in 2009. All expense categories increased a total of $128,000 as a result of costs associated with the opening of the Company’s tenth branch in the fall of 2009. Additionally, excluding new branch expenses, salaries and benefits increased $226,000 resulting from $115,000 in normal salary and benefit increases and a decrease of $111,000 in qualified deferred personnel cost credits associated with fewer closed loans during the third quarter of 2010 compared to the same period in 2009. Excluding new branch expenses, occupancy, FDIC insurance, marketing, professional services, real estate owned and other operating expenses increased $26,000 through normal activity.

The following table summarizes other expense for the nine months ended September 30, 2010 and 2009 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2010	2009
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$7,408	$6,513	13.7%
Occupancy and equipment	2,929	2,679	9.3
Federal insurance premiums	496	623	(20.4)
Advertising	313	292	7.2
Professional services	593	499	18.8
Real estate owned expense	4	31	(87.1)
Other operating expense	1,403	1,249	12.3
Total other expense	$13,146	$11,886	10.6

Other expenses increased $1.3 million, or 10.6%, to $13.1 million for the nine-month period ended September 30, 2010 from the same period in 2009. All expense categories increased a total of $410,000 as a result of costs associated with the opening of the Company’s tenth branch in the fall of 2009. Additionally, excluding new branch expenses, salaries and benefits increased $690,000 resulting from $319,000 in normal salary and benefit increases and a decrease of $371,000 in qualified deferred personnel cost credits associated with fewer closed loans during the nine months of 2010 compared to the same period in 2009. FDIC insurance decrease of $127,000 was the result of a special assessment of $324,000 paid in 2009 not required in 2010, offset by increased premiums of $197,000 in 2010. Excluding new branch expenses, occupancy, marketing, professional services, real estate owned and other operating expenses increased $80,000 through normal activity.

Income Taxes

Income taxes increased $87,000 to $892,000 for an effective tax rate of 38.2% for the three months ended September 30, 2010, compared to $805,000 for an effective tax rate of 38.0% from the same period in 2009. The increase was the result of higher taxable income.

Income taxes increased $745,000 to $2.5 million for an effective tax rate of 38.6% for the nine months ended September 30, 2010, compared to $1.8 million for an effective tax rate of 38.1% from the same period in 2009. The increase was a result of higher taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $98.4 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $16.2 million at September 30, 2010. In addition, at September 30, 2010, we had the ability to borrow a total of approximately $247.9 million from the Federal Home Loan Bank of New York.

At September 30, 2010, we had $60.0 million in loan commitments outstanding, which included $20.9 million in undisbursed loans, $24.8 million in unused home equity lines of credit and $14.3 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2010 totaled $140.0 million, or 64.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $84.8 million, or 10.25% of total adjusted assets, which is above the required level of $12.4 million or 1.5%; core capital of $84.8 million, or 10.25% of total adjusted assets which is above the required level of $33.1 million or 4.0%; and risk-based capital of $88.3 million, or 19.67% of risk-weighted assets, which is above the required level of $35.9 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2010 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.67)%	1.67%
100 basis point decrease in rates	(11.88)%	(21.99)%

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$82,316	$(37,120)	(31)%	10.47%	(376	) bp
200	100,271	(19,165)	(16)	12.41	(182)
100	114,765	(4,671)	(4)	13.87	(36)
50	117,970	(1,466)	(1)	14.13	(10)
0	119,436			14.23
(50)	117,435	(2,001)	(2)	13.95	(28)
(100)	114,760	(4,675)	(4)	13.62	(61)

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months and nine months ended September 30, 2010 and September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2010 through July 31, 2010	—	—	—	394
Month #2 August 1, 2010 through August 31, 2010	—	—	—	141,700
Month #3 September 1, 2010 through September 30, 2010	141,700	$11.53	141,700	—
Total

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 151,018 shares of the Company’s common stock in the open market with funds contributed by the Company. During September of 2010, the remaining 394 shares were purchased and were issued as restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On August 18, 2010, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 141,306 shares of the Company’s common stock in the open market with funds contributed by the Company. All 141,306 shares were purchased during September of 2010. The Company issued 99,000 of the shares as restricted stock awards under the 2010 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[RESERVED]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 5, 2010	/S/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Date: November 5, 2010	/s/ DONALD F. MORGENWECK
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President