Form 10-K
period 2010-12-31
Ocean Shore Holding Co.
filed 2011-03-23
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐         Non-accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was $68,579,123, based on a closing price of $10.50.

The number of shares outstanding of the registrant’s common stock as of March 15, 2011 was 7,296,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This report contains forward-looking statements, which may include expectations for our operations and business and our assumptions for those expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Some of these factors are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of other factors, refer to the “Risk Factors” section in this report.

PART I

Item 1.	BUSINESS

General

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) is the holding company for Ocean City Home Bank (the “Bank”). The Company’s assets consist of its investment in Ocean City Home Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank.

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

Our Web site address is www.ochome.com. We make available on our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our Web site should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of ten full service offices, of which eight are located in Atlantic County and two in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The national economic downturn that began in 2007 has negatively impacted the gaming industry. Several large construction projects were put on hold and the gaming industry has experienced a significant reduction in employment. The outlook brightened in 2010, as one large project secured the necessary financing to complete construction and two significant properties were sold to stronger operators. While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. Although we have not experienced a significant impact from the downturn in the gaming industry, evidence of the general economic downturn is reflected in the increased level of classified assets, nonperforming loans and charge-offs in our loan portfolio.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wachovia (now owned by Wells Fargo & Company), and TD Bank (formerly Commerce Bank). These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2010, we had a deposit market share of 7.2% in Atlantic County, which represented the 6th largest deposit market share out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 8.9%, which represented the 6th largest market share out of 14 banks with offices in the county.

We expect competition to remain intense in the future as a result of continuing legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

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

Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

While one- to four-family residential real estate loans are normally originated with up to 40-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers will prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2010, 38.6% of our one- to four-family mortgage loans were secured by second homes and 11.5% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

Commercial and Multi-Family Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate. In the past, we originated loans secured by multi-family properties and we still have a few in our portfolio. Our commercial real estate loans are generally secured by condominiums, small office buildings and owner-occupied commercial properties located in our market area.

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

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the nature and financial strength of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans of $500,000 or more.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% on residential construction and 80% on commercial construction. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan.

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

Consumer Loans. At December 31, 2010, nearly all of our consumer loans were home equity loans or lines of credit. The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. In response to the current low interest rate environment, in 2009 we introduced a rate floor of 4 1/2% on new and renewed lines of credit. Home equity loans are fixed-rate loans. We offer home equity loans with a maximum combined loan-to-value ratio at underwriting of 90% and lines of credit with a maximum loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

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

We generally originate loans for portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, we had no loans held for sale.

In 2007, we established a relationship with a local mortgage broker through which we purchase loans. All loans purchased through this channel are underwritten by us. During 2010, $714 thousand in loans were purchased under this arrangement. At December 31, 2010, purchased loans totaled $8.3 million.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2010, our regulatory limit on loans to one borrower was $13.0 million. At that date, our largest lending relationship was $3.9 million and included three commercial loans secured by commercial real estate located in Atlantic County, New Jersey, all of which were performing according to their original repayment terms at December 31, 2010.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2010 totaled $15.0 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2010.

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

At December 31, 2010, 66.9% of our investment portfolio consisted of mortgage-backed securities issued primarily by government sponsored enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2010 possessed the highest possible investment credit rating at that date.

The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities. As of December 31, 2010, our investment portfolio included six corporate debt securities with a book value of $8.2 million and an estimated fair value of $6.4 million. Also included in the investment portfolio at December 31, 2010 were two pooled trust preferred securities with a book value of $0 (after impairment charges of $3.0 million) and an estimated fair value of $0. Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. We determine whether the unrealized losses are temporary in accordance with FASB ASC 820, Fair Value Measurements and Disclosures and FASB ASC 320-10, Investments – Debt and Equity Securities. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with FASB ASC 325-40, when applicable, and FASB ASC 320-10. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. Management performed its evaluation of investment securities on a quarterly basis and concluded at December 31, 2009 the amount of $1.1 million of pooled trust preferred securities classified as available for sale was deemed to be OTTI. Management concluded that the entire amount was attributable to credit related factors and, therefore, is reflected in earnings as of December 31, 2009. These securities are held in our available for sale portfolio at an estimated fair value of $0. The decision to record these non-cash, other-than-temporary impairment charges was due to the significant decline in the market value of these securities, which resulted from deterioration in the credit quality of the underlying collateral of the security indicating a probable shortfall in the distributions of the pool.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2010, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2010, commercial deposits totaled $121.1 million, or 20.1% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2010, we had $108.6 million in deposits from 7 municipalities and 17 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

Subordinated Debt. In 1998, Ocean Shore Capital Trust I, a business trust formed by us, issued $15.0 million of preferred securities in a private placement and issued approximately $464 thousand of common securities to Ocean Shore Holding. Ocean Shore Capital Trust I used the proceeds of these issuances to purchase $15.5 million of our junior subordinated deferrable interest debentures. The interest rate on the debentures and the preferred trust securities is 8.67%. The debentures are the sole assets of Ocean Shore Capital Trust I and are subordinate to all of our existing and future obligations for borrowed money, our obligations under letters of credit and any guarantees by us of any such obligations. The stated maturity of the debentures is July 15, 2028. The debentures are subject to redemption at various prices at the option of Ocean Shore Holding, subject to prior regulatory approval, in whole or in part after July 15, 2008.

Personnel

As of December 31, 2010, we had 137 full-time employees and 31 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s only subsidiary is Ocean City Home Bank.

Ocean City Home Bank’s only active subsidiary is Seashore Financial Services, LLC. Seashore Financial Services receives commissions from referrals for the sale of insurance and investment products.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, provides for the regulation and supervision of federal savings institutions like Ocean City Home Bank to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for examining Ocean City Home Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions, as the Office of Thrift Supervision will be eliminated. The transfer will occur over a transition period of up to one year from enactment of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as Ocean Shore Holding, will be transferred to the Federal Reserve Board. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

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

Holding Company Regulation

Ocean Shore Holding is a unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company that was in existence prior to May 4, 1999, Ocean Shore Holding is generally not restricted as to the types of business activities in which it may engage, provided that Ocean City Home Bank continues to be a qualified thrift lender. See “Federal Savings Association Regulation-QTL Test.” No company may acquire control of a savings association unless that company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Ocean Shore Holding of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, Ocean Shore Holding would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

As part of the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board of Governors, which is the agency that regulates bank holding companies. That will occur one year from the July 21, 2010 enactment date of Dodd-Frank, subject to a possible six month extension.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will not be includable as Tier 1 capital, except that instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions, which will require holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

Ocean City Home must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Ocean Shore Holding’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Ocean Shore Holding. A change in control definitively occurs upon the acquisition of 25% or more of Ocean Shore Holding’s outstanding voting stock. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The Dodd-Frank Act authorizes depository institutions to pay interest on business demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on the Bank’s interest expense.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2010, Ocean City Home Bank met each of its capital requirements.

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

Insurance of Deposit Accounts. Ocean City Home Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation has issued a proposed rule that if finalized, could implement that change beginning the second quarter of 2011. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Deposit insurance per account owner is currently $250,000. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. Ocean City Home Bank opted to participate in the unlimited noninterest- bearing transaction account coverage. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action as a violation of law. As of December 31, 2010, Ocean City Home Bank maintained 86.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes Oxley Act of 2002 generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ocean City Home Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The laws restrict both the individual and aggregate amount of loans that Ocean City Home Bank may make to insiders based, in part, on Ocean City Home Bank’s capital position and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The Office of the Comptroller of the Currency will be assuming the Office of Thrift Supervision’s enforcement authority over federal savings associations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis (including consolidated subsidiaries), are computed based upon the savings association’s total assets, financial condition and complexity of its portfolio. Similar to the Office of Thrift Supervision, the Office of the Comptroller of the Currency also funds its operations through assessments on institutions that it regulates.

Federal Home Loan Bank System

Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $6.3 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, and general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Ocean City Home Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2010, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $55.2 million. The first $10.7 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2011, require a 3% ratio for up to $55.8 million and an exemption of $10.7 million. Ocean City Home Bank complies with the foregoing requirements.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2010.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004. Age 55.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 50.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 44.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 61.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 56.

ITEM 1A.	RISK FACTORS

The economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. At the onset of the recession, New Jersey and our local market area did not experience a significant downturn. However, as the economic downturn has persisted, our local economy is mirroring the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy, which is heavily dependent on the gaming and tourism industries, could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2010, $514.9 million, or 77.8%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $57.1 million, or 5.9%, of our loan portfolio consisted of home equity loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2010, 38.6% of our one- to four-family mortgage loans were secured by second homes and 11.5% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2010, $55.2 million, or 8.4%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.60% of total loans outstanding and 77.1% of nonperforming loans at December 31, 2010. Our allowance for loan losses at December 31, 2010, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2010, our investment portfolio included six corporate debt securities with a book value of $8.2 million and an estimated fair value of $6.4 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities. At December 31, 2010, we had an investment of $6.3 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $324 thousand. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, which is the most recent date for which information is available, we held 7.2% of the deposits in Atlantic County, New Jersey, which was the 6th largest share of deposits out of 16 financial institutions with offices in the county, and 8.9% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 14 financial institutions with offices in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates Ocean City Home Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies, including Ocean City Home, will be regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Ocean City Home Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Ocean City Home Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently conduct business through our ten full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Absecon, Northfield, Margate City, Mays Landing and Galloway, New Jersey. We own all of our offices, except for those in Absecon and Northfield. The lease for our Absecon office expires in 2011 and has an option for an additional five years. The lease for our Northfield office expired in 2010 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $12.9 million at December 31, 2010.

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

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2010 and 2009. Share price and dividend information has been adjusted to reflect the exchange of the old Ocean Shore Holding Co. common stock for 0.8793 shares of the Company’s common stock on December 18, 2009. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 10 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2010:

Fourth Quarter	$11.98	$10.42	$0.06
Third Quarter	11.66	10.15	0.06
Second Quarter	11.60	10.20	0.06
First Quarter	11.69	8.90	0.06

Year Ended December 31, 2009:

Fourth Quarter	$9.66	$7.68	$0.06
Third Quarter	9.37	7.68	0.06
Second Quarter	10.46	7.68	0.06
First Quarter	8.63	6.65	0.06

As of March 16, 2011, there were approximately 801 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affliated Purchases During the 4th Quarter of 2010

The Company did not repurchase any of its common stock during the quarter ended December 31, 2010 and did not have any outstanding repurchase authorizations.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$839,857	$770,145	$678,474	$629,523	$562,260
Investment securities	23,721	29,427	37,405	58,916	68,131
Loans receivable, net	660,340	663,663	594,452	528,058	433,342
Deposits	603,334	537,422	455,955	415,231	417,024
Borrowings	125,464	125,464	149,264	143,694	76,554
Total equity	100,554	97,335	64,387	63,047	62,551

Operating Data:
Interest and dividend income	$37,716	$37,225	$35,919	$32,619	$29,839
Interest expense	13,829	15,038	17,093	17,481	14,620

Net interest income	23,887	22,187	18,826	15,138	15,219
Provision for loan losses	892	1,251	373	261	300

Net interest income after provision for loan losses	22,995	20,936	18,453	14,877	14,919
Other income	3,403	3,101	2,768	2,622	2,331
Impairment charge on AFS securities	—	(1,077)	(2,235)	—	—
Other expenses	17,523	16,134	14,265	13,069	12,806

Income before taxes	8,875	6,826	4,721	4,430	4,445
Provision for income taxes	3,431	2,615	1,792	1,639	1,296

Net income	$5,444	$4,211	$2,929	$2,791	$3,149

Per Share Data*:
Earnings per share, basic	$0.80	$0.60	$0.42	$0.39	$0.43
Earnings per share, diluted	$0.80	$0.59	$0.41	$0.39	$0.43
Dividends per share	0.24	0.23	0.17	—	—
Weighted average shares—basic	6,798,317	7,064,161	7,039,134	7,126,175	7,262,555
Weighted average shares—diluted	6,798,317	7,112,526	7,117,657	7,234,092	7,395,046

*	Earnings per share, dividends per share and average common shares have been adjusted where appropriate to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets	0.66%	0.58%	0.44%	0.47%	0.56%
Return on average equity	5.45	6.20	4.55	4.42	5.08
Interest rate spread (1)	3.30	3.05	2.70	2.40	2.56
Net interest margin (2)	3.43	3.32	3.07	2.78	2.94
Noninterest expense to average assets	2.13	2.15	2.15	2.22	2.30
Efficiency ratio (3)	64.21	63.70	65.90	73.59	72.97
Average interest-earning assets to average interest-bearing liabilities	106.68	112.40	113.14	111.79	113.51
Average equity to average assets	12.17	9.39	9.69	10.74	11.10

Capital Ratios (4):
Tangible capital	10.39	10.87	9.74	9.97	10.71
Core capital	10.39	10.87	9.74	9.97	10.71
Total risk-based capital	20.21	19.22	16.95	17.60	19.24

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.60	0.52	0.45	0.44	0.47
Allowance for loan losses as a percent of nonperforming loans	76.4	188.4	136.0	779.9	385.3
Non-performing loans as a percent of total loans	0.79	0.28	0.33	0.06	0.12
Non-performing assets as a percent of total assets	0.63	0.25	0.29	0.05	0.09

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of the Company; expectations for loan losses and the sufficiency of our loan loss allowance to cover future loan losses; the expected outcome and impact of legal, regulatory and legislative developments; and the Company’s plans, objectives and strategies.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	the effect of political and economic conditions and geopolitical events;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits;

•	the level and volatility of the capital markets and interest rates;

•	investor sentiment and confidence in the financial markets;

•	the impact of current, pending and future legislation, regulation and legal actions;

•	changes in accounting standards, rules and interpretations;

•	various monetary and fiscal policies and regulations of the U.S. government; and

•	the other factors described in “Risk Factors” in this report.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Critical Accounting Policies, Judgments and Estimates

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

Other Than Temporary Impairment. The Company assesses whether a credit loss with respect to a debt security existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs when available. The difference between the fair market value and the credit loss is recognized in other comprehensive income. Additional information regarding our accounting for investment securities is included in notes 2 and 3 to the notes to consolidated financial statements.

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

Balance Sheet Analysis

General. Total assets increased $69.7 million, or 9.1%, to $839.9 million at December 31, 2010 from $770.1 million at December 31, 2009. Total loans, net, decreased $3.3 million, or (0.5)%, during 2010 to $660.3 million. Investment and mortgage-backed securities decreased $5.7 million during the year due to principal repayments. Cash and cash equivalents increased $77.8 million to $110.9 million. Asset growth in 2010 was funded through increases in deposits of $65.9 million, or 12.3%, to $603.3 million. Federal Home Loan Bank advances were unchanged at $110.0 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 78.6% of total assets at December 31, 2010, compared to 86.2% of total assets at December 31, 2009.

Loans receivable, net, decreased $3.3 million, or (0.5)%, in 2010 to $660.3 million. Total loan originations in 2010 of $137.1 million were offset by loan repayments of $48.1 million and payoffs of $91.6 million. One- to four-family residential loans decreased $6.5 million, or (1.25)%, to $514.9 million representing 77.8% of total loans. One-to four-family residential loan originations accounted for $78.0 million, or 56.9%, of total loan originations. Commercial real estate mortgages increased $5.4 million, or 10.9%, to $55.2 million representing 8.4% of total loans. Commercial real estate loan originations totaled $9.7 million, or 7.1%, of total loan originations. Construction loans increased $3.0 million, or 34.7%, to $11.5 million representing 1.7% of total loans. Construction loan originations totaled $18.5 million, or 13.5%, of total loan originations. Commercial loans decreased $930 thousand, or (4.1)%, to $22.0 million representing 3.3% of total loans. Commercial loan originations totaled $14.0 million, or 10.2%, of total originations. Consumer loans, almost all of which are home equity loans, decreased $3.6 million, or (5.9)%, to $57.9 million representing 8.8% of total loans. Consumer loan originations totaled $16.9 million, or 12.3%, of total loan originations.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate—mortgage:
One- to four-family residential	$514,853	77.8%	$521,361	78.6%	$464,731	78.2%	$408,145	77.3%	$316,567	72.9%
Commercial and multi-family	55,238	8.4	49,802	7.5	42,612	7.2	33,319	6.3	32,662	7.5

Total real estate—mortgage loans	570,091	86.2	571,163	86.1	507,343	85.4	441,464	83.6	349,229	80.5
Real estate—construction:
Residential	7,785	1.2	5,606	0.8	7,858	1.3	5,099	1.0	6,983	1.6
Commercial	3,724	0.6	2,937	0.4	1,021	0.2	5,143	1.0	6,804	1.6

Total real estate—construction loans	11,509	1.8	8,543	1.2	8,879	1.5	10,242	1.9	13,787	3.2
Commercial	21,963	3.3	22,893	3.4	17,111	2.8	17,324	3.3	16,825	3.9
Consumer:
Home equity	57,119	8.6	60,730	9.2	60,020	10.1	58,084	11.0	53,179	12.3
Other	776	0.1	795	0.1	957	0.2	972	0.2	938	0.2

Total consumer loans	57,895	8.7	61,525	9.3	60,977	10.3	59,056	11.2	54,117	12.5

Total loans	661,458	100.0%	664,124	100.0%	594,310	100.0%	528,086	100.0%	433,957	100.0%

Net deferred loan costs (fees)	2,870		3,015		2,826		2,279		1,435
Allowance for loan losses	(3,988)		(3,476)		(2,684)		(2,307)		(2,050)

Loans, net	$660,340		$663,663		$594,452		$528,058		$433,342

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

(In thousands)	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$248	$11,281	$11,252	$313	$23,094
More than one to five years	5,070	228	4,717	5,564	15,579
More than five years	564,773	—	5,994	52,018	622,785

Total	$570,091	$11,509	$21,963	$57,895	$661,458

Interest rate terms on amounts due after one year:
Fixed-rate loans	$472,437	$7,785	$5,729	$28,270	$514,221
Adjustable-rate loans	97,654	3,724	16,234	29,625	147,237

Total	$570,091	$11,509	$21,963	$57,895	$661,458

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2010	2009	2008	2007	2006
Total loans, net, at beginning of period	$663,663	$594,452	$528,058	$433,342	$412,005

Loans originated:
Real estate-mortgage	87,052	119,446	108,797	111,987	56,206
Real estate-construction	18,033	14,407	14,117	13,145	13,375
Commercial	13,995	14,411	13,308	8,502	8,598
Consumer	16,854	23,237	23,860	27,973	28,311

Total loans originated	135,934	171,501	160,082	161,607	106,490

Loans purchased	1,174	38	4,379	12,668	76

Deduct:
Real estate loan principal repayments	104,365	69,164	62,778	49,109	52,911
Loan sales	—	—	—	—	—
Other repayments	35,410	31,175	35,460	31,037	32,222

Total loan repayments	139,775	100,339	98,238	80,146	85,133

Transfer to real estate owned	—	925	—	—	—
Loans charged-off	—	461	—	—	—
Increase (decrease) due to deferred loan fees and allowance for loan losses	(656)	(603)	171	587	(96)

Net increase in loan portfolio	(3,323)	69,211	66,394	94,716	21,337

Total loans, net, at end of period	$660,340	$663,663	$594,452	$528,058	$433,342

Securities. At December 31, 2010 our securities portfolio represented 2.8% of total assets, compared to 3.8% at December 31, 2009. Investment securities decreased $5.7 million to $23.7 million at December 31, 2010 from $29.4 million at December 31, 2009 as the result of repayments of principal of mortgage backed securities.

The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2010		2009		2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government and agencies	$—	$—	$772	$774	$1,058	$992
Agency mortgage-backed	12,609	13,405	17,264	18,027	23,628	24,004
Corporate debt	8,199	6,403	8,197	5,738	9,273	6,352
Municipal	1,420	1,431	1,419	1,431	1,912	1,929

Total debt securities	22,228	21,239	27,652	25,970	35,871	33,277
Equity securities and mutual funds	3	14	3	17	3	14

Total securities available for sale	22,231	21,253	27,655	25,987	35,874	33,291

Securities held to maturity:
Agency mortgage-backed	2,467	2,639	3,440	3,580	4,101	4,189
Municipal	—	—	—	—	13	13

Total securities held to maturity	2,467	2,639	3,440	3,580	4,114	4,202

Total	$24,698	$23,891	$31,095	$29,567	$39,988	$37,493

At December 31, 2010, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2010. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2010, mortgage-backed securities with adjustable rates totaled $3.3 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
At December 31, 2010 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed	$191	4.21%	$948	4.38%	$174	6.87%	$11,296	4.67%	$12,609	4.67%
Corporate debt	—	—	1,000	3.88%	—	—	7,198	6.23%	8,198	5.94%
Municipal	—	—	—	—	—	—	1,421	4.87%	1,421	4.87%

Total securities available for sale	$191	4.21%	$1,948	4.12%	$174	6.87%	$19,915	5.25%	$22,228	5.15%

Securities held to maturity:
Mortgage-backed	—	—	—	—	1	9.18%	2,466	5.32%	2,467	5.32%

Total held to maturity debt securities	—	—	—	—	1	9.18%	2,466	5.32%	2,467	5.32%

Total	$191	4.21%	$1 948	4.12%	$175	6.88%	$22,381	5.26%	$24,695	5.17%

Deposits. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2010 and 2009, there were approximately $108.6 million and $93.1 million of such deposits.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $65.9 million, or 12.3%, in 2010. The change in deposits consisted of increases in demand deposits of $40.5 million and in savings accounts of $28.5 million offset by decreases in time deposits of $3.1 million.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 65.0% of total deposits at December 31, 2010, compared to 60.2% in 2009.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$62,071	10.3%	$53,254	9.9%	$49,828	10.9%
Interest-bearing demand deposits	227,832	37.8	196,168	36.5	148,394	32.5
Savings accounts	102,467	17.0	73,977	13.8	55,402	12.2
Time deposits	210,964	34.9	214,023	39.8	202,331	44.4

Total	$603,334	100.0%	$537,422	100.0%	$455,955	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

At December 31, 2010 (In thousands)	Certificates of Deposit
Maturity Period
Three months or less	$16,342
Over three through six months	8,837
Over six through twelve months	26,558
Over twelve months	31,703

Total	$83,440

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Maximum amount outstanding at any month end during the period:
FHLB advances	$110,000	$142,900	$149,190
Securities sold under agreements to repurchase	—	—	8,000
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$110,000	$121,842	$132,681
Securities sold under agreements to repurchase	—	—	5,158
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	4.23%	3.87%	3.93%
Securities sold under agreements to repurchase	—	—	4.31
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$110,000	$110,000	$133,800
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	4.23%	4.23%	3.56%
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances were unchanged at $110.0 million at December 31, 2010 from December 31, 2009. These advances mature starting in 2014 through 2017.

Securities sold under agreements to repurchase was unchanged during 2010. At December 31, 2010, the Company had no securities sold under agreements to repurchase.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Table 9: Overview of 2010, 2009 and 2008

(Dollars in thousands)	2010	2009	2008	% Change 2010/2009	% Change 2009/2008
Net income	$5,444	$4,211	$2,929	29.3%	43.8%
Return on average assets	0.66%	0.58%	0.44%	13.8	31.8
Return on average equity	5.45%	6.20%	4.55%	(12.1)	36.3
Average equity to average assets	12.17%	9.39%	9.69%	29.6	(3.1)

2010 vs. 2009. Net income increased $1.2 million, or 29.3%, in 2010 to $5.4 million. The increase in net income over the prior year was the result of an increase in net interest income of $1.7 million, a reduction of $359 thousand in the provision for loan losses and an increase in non-interest income of $1.4 million due primarily to a decrease in other than temporary impairment charges of investment securities of $1.1 million in 2010 over 2009. Offsetting these increases, other expenses increased $1.4 million and income taxes increased $817 thousand, primarily from increased taxable income.

2009 vs. 2008. Net income increased $1.3 million, or 43.8%, in 2009 to $4.2 million. Net interest income increased $3.4 million, or 17.9%, in 2009 from 2008. Non-interest income increased $1.5 million, or 279.6%, to $2.0 million due primarily to a decrease in other than temporary impairment charges of investment securities of $1.2 million in 2009 over 2008. Other expenses increased $1.9 million, or 13.1%, to $16.1 million in 2009 from 2008 due primarily to increased costs associated with the opening of a new branch, increases in FDIC insurance, occupancy, data processing and salary expenses. Income taxes increased $822 thousand, or 45.9%, in 2009 from 2008 due primarily from increased taxable income.

Net Interest Income.

2010 vs. 2009. Net interest income increased $1.7 million, or 7.7%, to $23.9 million for 2010 from $22.2 million in 2009. The increase in net interest income for 2010 was primarily attributable to interest earned on a higher volume of interest-earning loans and a lower cost of deposits and interest paid on borrowings, offset by a decrease in interest income on investments.

Total interest and dividend income increased $491 thousand, or 1.3%, to $37.7 million for 2010, as growth in interest income was enhanced by an increase in the average balance of loans, which was partially offset by a decrease in the yield on earnings assets. Interest income on loans increased $775 thousand, or 2.2%, in 2010 as the average balance of the portfolio grew $34.0 million, or 5.4%, offset by the average yield decrease of 16 basis points to 5.37%. The decrease in the average yield was the result of lower rates on new loans originated. Declining balances offset by a higher yield in the investment portfolio accounted for the 13.5% decrease of $284 thousand in interest income on investment securities in 2010. The average balance of the investment portfolio decreased $5.9 million, or 18.0%, in 2010, while the average yield increased 36 basis points to 6.86% as a result of higher rates earned on the remainder of the portfolio.

Total interest expense decreased $1.2 million, or 8.0%, to $13.8 million for 2010 as interest paid declined $1.2 million on deposits and $54 thousand on borrowings. The average balance of interest-bearing deposits increased $70.1 million, or 15.4%, in 2010 due to increases of $43.0 million in the average balance of interest-bearing checking, $24.7 million in the average balance of savings accounts and $2.5 million in the average balance of certificates of deposit. The increase in the average balance of interest-bearing checking accounts during 2010 was due primarily to increases in municipal interest-bearing checking of $20.5 million, consumer checking of $11.5 million and commercial sweep accounts of $10.6 million. The average interest rate paid on deposits decreased 48 basis points as a result of the prevailing lower interest rate environment during 2010. Interest paid on borrowings decreased in 2010 as a decrease in the average balance of borrowings of $11.8 million, which was offset by a higher average interest rate paid of 38 basis points. The decrease in borrowed money resulted from increased deposits.

2009 vs. 2008. Net interest income increased $3.4 million, or 17.9%, to $22.2 million for 2009 from $18.8 million in 2008. The increase in net interest income for 2009 was primarily attributable to interest earned on a higher volume of interest-earning loans and a lower cost of deposits and interest paid on borrowings offset by a decrease in interest income on investments.

Total interest and dividend income increased $1.3 million, or 3.6%, to $37.2 million for 2009, as growth in interest income was enhanced by an increase in the average balance of loans partially offset by a decrease in the yield on earnings assets. Interest income on loans increased $2.2 million, or 6.6%, in 2009 as the average balance of the portfolio grew $70.6 million, or 12.5%, offset by the average yield decrease of 31 basis points to 5.53%. The decrease in the average yield was the result of lower rates on new loans originated. Declining balances offset by a higher yield in the investment portfolio accounted for the 27.7% decrease of $809 thousand in interest income on investment securities in 2009. The average balance of the investment portfolio decreased $13.9 million, or 29.9%, in 2009, while the average yield increased 20 basis points to 6.50% as a result of higher rates earned on the remainder of the portfolio. Income from other interest-earning assets decreased $70 thousand as the Company had no other interest-earning assets in 2009.

Total interest expense decreased $2.0 million, or 12.0%, to $15.0 million for 2009 as interest paid declined $1.4 million on deposits and $663 thousand on borrowings. The average balance of interest-bearing deposits increased $67.0 million, or 17.2%, in 2009 due to increases of $26.4 million in the average balance of interest-bearing checking, $8.6 million in the average balance of savings accounts and $32.0 million in the average balance of certificates of deposit. The increase in the average balance of interest-bearing checking accounts during 2009 was due primarily to increases in municipal interest-bearing checking of $15.3 million, consumer checking of $6.1 million and commercial sweep accounts of $4.5 million. The average interest rate paid on deposits decreased 69 basis points as a result of the prevailing lower interest rate environment during 2009. Interest paid on borrowings decreased in 2009 as a decrease in the average balance of borrowings of $16.0 million, which was slightly offset by a higher average interest rate paid of 3 basis points. The decrease in borrowed money resulted from increased deposits.

Table 10: Net Interest Income – Changes Due to Rate and Volume

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$1,748	$(973)	$775	$3,991	$(1,805)	$2,186
Investment securities	(410)	126	(284)	(900)	90	(810)
Other interest-earning assets	—	—	—	(70)	—	(70)

Total interest-earning assets	1,338	(847)	491	3,021	(1,715)	1,306
Interest expense:
Deposits	1,945	(3,100)	(1,155)	2,714	(4,106)	(1,392)
FHLB advances	(490)	436	(54)	(415)	(26)	(441)
Securities sold under agreements to repurchase	—	—	—	(222)	—	(222)
Subordinated debt	—	—	—	—	—	—

Total interest-bearing liabilities	1,455	(2,664)	(1,209)	2,077	(4,132)	(2,055)

Net change in interest income	$(117)	$1,817	$1,700	$944	$2,417	$3,361

Provision for Loan Losses.

2010 vs. 2009. Provision for loan losses decreased $359 thousand to $892 thousand in 2010 as compared to $1.3 million in 2009. The decrease in the provision for loan losses for 2010 resulted from decreases in specific reserves required on non-performing loans in 2010 compared to 2009. Loan loss provisions in 2010 were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio, level of charge-offs and the current economic conditions.

2009 vs. 2008. Provision for loan losses increased $878 thousand to $1.3 million in 2009 as compared to $373 thousand in 2008. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio, level of charge-offs and the current economic conditions.

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

(Dollars in thousands)	2010	2009	2008	% Change 2010/2009	% Change 2009/2008
Service charges	$1,700	$1,757	$1,719	(3.2)%	2.2%
Cash surrender value of life insurance	553	435	425	27.1	2.3
Gain (loss) on sale of AFS securities	—	6	(50)	N/M	N/M
Impairment charge on AFS securities	—	(1,077)	(2,235)	N/M	N/M
Other	1,150	903	674	27.4	34.0

Total	$3,403	$2,024	$533	68.1%	279.6%

2010 vs. 2009. Total other income increased $1.4 million, or 68.1%, in 2010 from 2009 due primarily to the absence of other than temporary impairment charges of investment securities, compared to $1.1 million in 2009, and increases of $117 thousand in income on the cash surrender value of bank-owned life insurance and $247 thousand in fees collected on deposit accounts and debit card commissions.

2009 vs. 2008. Total other income increased $1.5 million, or 279.6%, in 2009 from 2008 due primarily to decreased other than temporary impairment charges of investment securities of $1.1 million in 2009 and by increased service charges, income on the cash surrender value of bank-owned life insurance and fees collected on deposit accounts and debit card commissions.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

(Dollars in thousands)	2010	2009	2008	% Change 2010/2009	% Change 2009/2008
Salaries and employee benefits	$9,805	$8,800	$8,264	11.4%	6.5%
Occupancy and equipment	3,952	3,690	3,215	7.1	14.8
FDIC deposit insurance	670	784	121	(14.5)	547.9
Advertising	433	455	436	(4.8)	4.4
Professional services	807	696	687	15.9	1.3
Supplies	226	240	196	5.8	22.4
Telephone	101	103	129	(1.9)	(20.2)
Postage	171	151	144	13.2	4.9
Charitable contributions	137	144	126	4.9	14.3
Insurance	146	139	139	5.0	—
Real estate owned expenses	5	(17)	—	N/M	N/M
All other	1,070	949	808	12.8	17.3

Total	$17,523	$16,134	$14,265	8.6%	13.1%

2010 vs. 2009. Total other expenses increased $1.4 million, or 8.6%, to $17.5 million in 2010 compared to $16.1 million in 2009. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2009 accounted for $431 thousand in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits increased $778 thousand primarily due to increases in salary and employee benefits and a $334 thousand decrease in qualified deferred personnel costs associated with closed loans. FDIC insurance cost decreased $121 thousand on higher premiums in 2010 offset by a onetime special assessment of $324 thousand in June of 2009. Occupancy, equipment and data processing expenses increased $119 thousand. Professional services and other operating expenses accounted for the remaining $182 thousand increase due to normal activity.

2009 vs. 2008. Total other expenses increased $1.9 million, or 13.1%, to $16.1 million in 2009 compared to $14.3 million in 2008. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2009 accounted for $112 thousand in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits increased $493 thousand primarily due to increases in salary and employee benefits. FDIC insurance cost increased $663 thousand on higher premiums and a onetime special assessment of $324 thousand in June of 2009. Occupancy, equipment and data processing expenses increased $475 thousand. Professional services and other operating expenses accounted for the remaining $176 thousand increase due to normal activity.

Income Taxes.

2010 vs. 2009. Income tax expense was $3.4 million for 2010 compared to $2.6 million for 2009. The effective tax rate for 2010 was 38.7% compared to 38.3% for 2009. The increase in income tax expense was primarily due to an increase in taxable income for the year ended 2010 compared to 2009.

2009 vs. 2008. Income tax expense was $2.6 million for 2009 compared to $1.8 million for 2008. The effective tax rate for 2008 was 38.3% compared to 38.0% for 2008. The increase was primarily due to an increase in taxable income for the year ended 2009 compared to 2008 and higher state income taxes as a result of non-deductible expenses related to impairment of securities. We recorded a reduction of $119 thousand in 2009 of a tax valuation allowance for charitable contributions carryover deduction resulting from an increase in actual taxable income over prior projections.

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

Table 13: Average Balance Tables

	Year Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$668,910	$35,890	5.37%	$634,862	$35,115	5.53%	$564,285	$32,930	5.84%
Investment securities	26,623	1,826	6.86	32,473	2,110	6.50	46,338	2,919	6.30
Other interest-earning assets	—	—	—	—	—	—	3,361	70	2.09

Total interest-earning assets	695,533	37,716	5.42	667,335	37,225	5.58	613,984	35,919	5.85

Noninterest-earning assets	125,265			55,930			47,983

Total assets	$820,798			$723,265			$661,967

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$225,365	2,389	1.06%	$182,388	2,253	1.24%	$155,999	2,403	1.54%
Savings accounts	87,220	904	1.04	62,539	701	1.12	53,904	597	1.11
Certificates of deposit	213,945	4,482	2.09	211,471	5,976	2.83	179,479	7,321	4.08

Total interest-bearing deposits	526,530	7,775	1.48	456,398	8,930	1.96	389,382	10,321	2.65
FHLB advances	110,000	4,713	4.29	121,842	4,767	3.91	132,681	5,209	3.93
Securities sold under agreements to repurchase	—	—	—	—	—	—	5,158	222	4.31
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67

Total borrowings	125,464	6,054	4.83	137,306	6,108	4.45	153,303	6,772	4.42

Total interest-bearing liabilities	651,994	13,829	2.12	593,704	15,038	2.53	542,685	17,093	3.15

Noninterest-bearing demand accounts	59,825			53,993			47,372
Other	9,127			7,663			7,513

Total liabilities	720,946			655,360			597,570

Retained earnings	99,852			67,905			64,397

Total liabilities and retained earnings	$820,798			$723,265			$661,967

Net interest income		$23,887			$22,187			$18,826

Interest rate spread			3.30%			3.05%			2.70%
Net interest margin			3.43%			3.22%			3.07%
Average interest-earning assets to average interest-bearing liabilities	106.68%			112.40%			113.14%

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming assets totaled $5.3 million, or 0.63%, of total assets, at December 31, 2010, compared to $1.9 million, or 0.25%, total assets at December 31, 2009. Non-performing assets consisted of twelve residential mortgages totaling $4.3 million, three commercial mortgages totaling $729 thousand, two commercial loans totaling $134 thousand, two consumer equity loans totaling $77 thousand and one real estate owned property totaling $98 thousand. Specific reserves recorded for these loans at December 31, 2010 were $482 thousand.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans:
Real estate—mortgage loans	$4,282	$1,593	$1,861	$295	$415
Construction	729	139	—	—	—
Commercial	134	22	—	—	—
Consumer	77	91	112	1	116

Total	5,222	1,845	1,973	296	531
Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	5,222	1,845	1,973	296	531
Real estate owned	98	98	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	5,320	1,943	1,973	296	531
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$5,320	$1,943	$1,973	$296	$531

Total nonperforming loans to total loans	0.79%	0.28%	0.33%	0.06%	0.12%
Total nonperforming loans to total assets	0.62%	0.24%	0.29%	0.05%	0.09%
Total nonperforming assets and troubled debt restructurings to total assets	0.63%	0.25%	0.29%	0.05%	0.09%

Interest income that would have been recorded for the year ended December 31, 2010 had nonaccruing loans been current according to their original terms amounted to $212 thousand. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2010.

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

Classified assets increased to $11.9 million at December 31, 2010 from $10.7 million at December 31, 2009. The increase in classified assets reflects the addition of $3.0 million in mortgage loans, and $109 thousand in consumer loans offset by a decrease of $1.9 million in commercial loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2010	2009	2008
Special mention assets	$1,125	$1,808	$621
Substandard assets	10,381	8,869	5,361
Doubtful and loss assets	409	40	46

Total classified assets	$11,915	$10,717	$6,028

Table 16: Loan Delinquencies (1)

	At December 31,
	2010		2009		2008
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$1,584	$—	$639	$—	$1,277	$—
Commercial loans	82	—	149	34	—	—
Consumer loans	—	—	99	—	215	138

Total	$1,666	$—	$887	$34	$1,492	$138

(1)	Excludes loans that are on nonaccrual status.

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for impaired or collateral-dependent loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. See “Critical Accounting Policies, Judgments and Estimates” and note 4 of the notes to the consolidated financial statements for additional information on the determination of the allowance for loan losses.

At December 31, 2010, our allowance for loan losses represented 0.60% of total net loans. The allowance for loan losses increased to $4.0 million at December 31, 2010 from $3.5 million at December 31, 2009 due to loan losses provisions in 2010 of $892 thousand offset by chargeoffs of $380 thousand. The increase in the provision for loan losses for 2010 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. At December 31, 2010, the specific allowance on impaired or collateral-dependent loans was $482 thousand and the general valuation allowance on the remainder of the loan portfolio was $3.5 million.

At December 31, 2009, our allowance for loan losses represented 0.52% of total net loans. The allowance for loan losses increased to $3.5 million at December 31, 2009 from $2.7 million at December 31, 2008 due to provisions for loan losses of $1.3 million, which were offset by charge-offs of $460 thousand. The increase in the provision for loan losses for 2009 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in December 31, 2009 from December 31, 2008 were slightly higher due to increases in delinquencies. At December 31, 2009, the specific allowance on impaired or collateral-dependent loans was $285 thousand and the general valuation allowance on the remainder of the loan portfolio was $3.2 million.

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2010			2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate—mortgage loans	$3,013	75.6%	85.3%	$2,745	79.0%	86.1%	$1,693	63.1%	85.3%
Real estate—construction loans	32	0.8	2.0	49	1.4	1.2	39	1.5	1.5
Commercial	269	6.7	3.4	276	7.9	3.4	605	22.5	2.9
Consumer	674	16.9	9.3	406	11.7	9.3	347	12.9	10.3

Total allowance for loan losses	$3,988	100.0%	100.0%	$3,476	100.0%	100.0%	$2,684	100.0%	100.0%

	At December 31,
	2007			2006
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate-mortgage loans	$1,387	60.1%	83.6%	$1,158	56.5%	80.5%
Real estate-construction loans	64	2.8	1.9	202	9.9	3.2
Commercial	528	22.9	3.3	388	18.9	3.9
Consumer	328	14.2	11.2	302	14.7	12.4

Total allowance for loan losses	$2,307	100.0%	100.0%	$2,050	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance at beginning of period	$3,476	$2,684	$2,307	$2,050	$1,753

Provision for loan losses	$892	$1,251	$373	$261	$300
Charge-offs:
Real estate-mortgage loans	16	420	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	47	—	—	—	—
Consumer loans	317	40	—	8	9

Total charge-offs	380	460	—	8	9
Recoveries:
Real estate-mortgage loans	—	—	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	1	4	4	6

Total recoveries	—	1	4	4	6

Net charge-offs (recoveries)	380	459	(4)	4	3

Allowance at end of period	$3,988	$3,476	$2,684	$2,307	$2,050

Allowance to nonperforming loans	76.4%	188.4%	136.0%	779.9%	385.3%
Allowance to total loans outstanding at the end of the period	0.60%	0.52%	0.45%	0.44%	0.47%
Net charge-offs to average loans outstanding during the period	0.06%	0.07%	N/M	N/M	N/M

N/M—not	measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2010 we experienced charge-offs of $380 thousand on 10 properties based on current appraisals of non-performing properties. In years prior to 2009, our net charge-offs were low, with most charge-offs relating to consumer loans. We believe that our strict underwriting standards and, prior to 2007, a prolonged period of rising real estate values in our market area has been the primary reason for the absence of charged-off real estate loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2010 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	11.3%	24.2%
100 basis point decrease in rates	N/M	N/M

N/M – Not measurable

Management believes that under the current rate environment, a change of interest rates downward of 100 basis points is not possible as the treasury yield curve is below 100 basis points for maturities of 2 years or less. Therefore, management has deemed a change interest rates downward of 100 basis points not measurable. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12- and 24-month periods if rates rose by 200 basis points.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: NPV Analysis

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$80,852	$(36,678)	(31)%	9.84%	(356	)bp
200	96,653	(20,877)	(18)	11.47	(194)
100	110,228	(7,302)	(6)	12.78	(62)
50	114,797	(2,733)	(2)	13.19	(22)
0	117,530			13.41
(50)	116,781	(749)	(1)	13.27	(14)
(100)	117,604	74	—	13.3	(10)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $110.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $14.9 million at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow an additional $212.7 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $212.7 million. On that date, we had no overnight advances outstanding.

At December 31, 2010, we had $54.3 million in commitments outstanding, which included $5.4 million in undisbursed construction loans, $24.0 million in unused home equity lines of credit and $13.5 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2010 totaled $132.6 million, or 62.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
At December 31, 2010 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
Commitments to originate loans	$9,517	$9,517	$—	$—	$—
Unused portion of home equity lines of credit	23,977	138	945	508	22,386
Unused portion of commercial lines of credit	13,555	11,992	819	—	744
Unused portion of commercial letters of credit	1,940	1,860	80	—	—
Undisbursed portion of construction loans in process	5,355	4,939	416	—	—

Total	$54,344	$28,446	$2,260	$508	$23,130

Table 22: Contractual Obligations

	Payments due by period
At December 31, 2010 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
Long-term debt obligations	$178,443	$6,073	$12,162	$31,543	$128,665
Time deposits	210,964	131,814	67,328	8,205	3,617
Operating lease obligations (1)	96	96	—	—	—

Total	$389,503	$137,983	$79,490	$39,748	$132,282

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

(In thousands)	Year Ended December 31,
	2010	2009	2008
Investing activities:
Loan originations, net of repayments	$1,573	$70,856	$62,940
Securities purchased	1,474	—	13
Loans purchased	714	—	4,379
Financing activities:
Increase in deposits	$65,912	$81,467	$40,724
Increase (decrease) in FHLB advances	—	(23,800)	13,570
Increase (decrease) in securities sold under agreements to repurchase	—	—	(8,000)

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ocean City Home Bank. The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision, but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2010, the Company had liquid assets of $110.9 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2010, Ocean City Home Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of the notes to the consolidated financial statements.

For the years ended December 31, 2010 and 2009, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The information required by this item is incorporated herein by reference to Part II, Item 7, and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA

March 23, 2011

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
ASSETS
Cash and amounts due from depository institutions	$5,330,211	$5,741,369
Interest-earning bank balances	105,534,943	27,286,341

Cash and cash equivalents	110,865,154	33,027,710
Investment securities held to maturity (estimated fair value—$2,638,725 at December 31, 2010 and $3,579,611 at December 31, 2009)	2,467,418	3,440,275
Investment securities available for sale (amortized cost—$22,230,208 at December 31, 2010 and $27,654,602 at December 31, 2009)	21,253,675	25,986,767
Loans—net of allowance for loan losses of $3,988,076 and $3,476,040 at December 31, 2010 and 2009	660,340,007	663,662,808
Accrued interest receivable:
Loans	2,350,978	2,377,498
Investment securities	151,401	247,903
Federal Home Loan Bank stock—at cost	6,271,600	6,148,000
Office properties and equipment—net	12,905,526	13,512,159
Prepaid expenses and other assets	4,665,491	5,457,455
Real estate owned	97,500	97,500
Cash surrender value of life insurance	14,890,746	12,837,789
Deferred tax asset	3,597,612	3,349,332

TOTAL ASSETS	$839,857,108	$770,145,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$62,070,772	$53,254,259
Interest bearing deposits	541,263,654	484,167,835
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debentures	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,494,418	3,406,419
Accrued interest payable	1,146,224	1,145,412
Other liabilities	5,864,523	5,372,769

Total liabilities	739,303,591	672,810,693

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,308,118 issued and 7,296,780 outstanding shares at December 31, 2010 and 7,308,118 issued and outstanding shares at December 31, 2009	73,076	73,081
Additional paid in capital	64,013,608	65,213,708
Retained earnings—partially restricted	41,736,830	37,934,456
Treasury stock—at cost: 10,810 at December 31, 2010; no shares at December 31, 2009	(115,208)	—
Common stock acquired by employee benefit plans	(4,007,478)	(4,321,878)
Deferred compensation plans trust	(516,142)	(495,741)
Accumulated other comprehensive loss	(631,169)	(1,069,123)

Total stockholders’ equity	100,553,517	97,334,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,857,108	$770,145,196

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$35,890,060	$35,114,968	$32,930,014
Taxable interest on mortgage-backed securities	837,780	1,203,937	1,592,325
Non-taxable interest on municipal securities	73,045	76,134	93,747
Taxable interest and dividends on investments securities	915,137	830,283	1,303,539

Total interest and dividend income	37,716,022	37,225,322	35,919,625

INTEREST EXPENSE:
Deposits	7,774,870	8,929,773	10,321,483
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	6,054,248	6,108,370	6,771,839

Total interest expense	13,829,118	15,038,143	17,093,322

NET INTEREST INCOME	23,886,904	22,187,179	18,826,303
PROVISION FOR LOAN LOSSES	891,791	1,251,223	373,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,995,113	20,935,956	18,453,003

OTHER INCOME:
Service charges	1,700,150	1,756,930	1,718,873
Increase in cash surrender value of life insurance	552,956	435,477	425,865
Gain (loss) on sale of securities	5	6,133	(50,251)
Impairment charge on AFS securities	—	(1,077,400)	(2,235,365)
Other	1,150,243	902,905	674,037

Total other income	3,403,354	2,024,045	533,159

OTHER EXPENSES:
Salaries and employee benefits	9,805,344	8,800,064	8,264,149
Occupancy and equipment	3,951,711	3,690,207	3,215,439
Federal insurance premiums	669,619	783,972	121,304
Advertising	432,746	455,448	436,265
Professional services	806,557	695,572	686,986
Real estate owned activity	5,209	(17,025)	—
Charitable contributions	136,926	143,987	125,586
Other operating expenses	1,714,724	1,581,753	1,415,022

Total other expenses	17,522,836	16,133,978	14,264,751

INCOME BEFORE INCOME TAXES	8,875,631	6,826,023	4,721,411

INCOME TAXES:
Current	3,933,022	3,979,948	2,342,910
Deferred	(501,627)	(1,365,326)	(550,734)

Total income taxes	3,431,395	2,614,622	1,792,176

NET INCOME	$5,444,236	$4,211,401	$2,929,235

Earnings per share basic	$0.80	$0.60	$0.42
Earnings per share diluted	$0.80	$0.59	$0.41

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2008	$87,627	$37,968,848	$33,572,428	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,027)	$63,047,114
Cumulative Effect of the adoption of EITF 06-4	-—	—	(486,111)	—	—	—	—	(486,111)
Comprehensive income:
Net income	—	—	2,929,235	—	—	—	—	2,929,235
Other comprehensive loss— Reclassification adjustment for OTTI impairment (net of tax of $778,614)	—	—	—	—	—	—	1,456,751	1,456,751
Unrealized holding loss arising during the period (net of tax of ($1,359,492)	—	—	—	—	—	—	(2,421,171)	(2,421,171)

Comprehensive income:								1,964,815
Purchase of treasury stock	—	—	—	(392,389)	—	—	—	(392,389)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	(9,148)	—	—	—	—	—	(9,148)
Excess of fair value above cost of ESOP shares committed to be released	—	(13,969)	—	—	—	—	—	(13,969)
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	172,881	—	—	—	—	—	172,881
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(24,891)	—	(24,891)
Current Year Dividends Declared	—	—	(535,654)	—	—	—	—	(535,654)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	37,786	—	—	—	—	37,786

BALANCE— December 31, 2008	$87,627	$38,516,037	$35,517,684	$(5,332,015)	$(2,289,990)	$(485,037)	$(1,627,447)	$64,386,859

Comprehensive income:
Net income	—	—	4,211,401	—	—	—	—	4,211,401
Other comprehensive income— Reclassification adjustment for OTTI impairment (net of tax of $117,579)	—	—	—	—	—	—	345,820	345,820
Unrealized holding gain arising during the period (net of tax of $105,415)	—	—	—	—	—	—	212,503	212,503

Comprehensive income:								4,769,724
Purchase of treasury stock	—	—	—	(97,022)	—	—	—	(97,022)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Excess of fair value above cost of ESOP shares committed to be released	—	(59,676)	—	—	—	—	—	(59,676)
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	105,412	—	—	—	—	—	105,412
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(10,704)	—	(10,704)
Current Year Dividends Declared	—	—	(711,880)	—	—	—	—	(711,880)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	45,837	—	—	—	—	45,837
Dividend received from dissolution of MHC	—	19,162	—	—	—	—	—	19,162
Proceeds from sales of common stock, net	—	30,521,254	—	—	—	—	—	30,521,254
Exchange of shares due to 2nd step stock offering	(14,546)	14,546	—	—	—	—	—	—
Purchase of shares for ESOP	—	—	—	—	(2,260,888)	—	—	(2,260,888)
Retirement of treasury stock	—	(4,300,452)	(1,128,585)	5,429,037	—	—	—	—

BALANCE— December 31, 2009	$73,081	$65,213,708	$37,934,456	$—	$(4,321,878)	$(495,741)	$(1,069,123)	$97,334,503

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—Continued

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
Comprehensive income:
Net income	—	—	5,444,236	—	—	—	—	5,444,236
Other comprehensive income— Reclassification adjustment for OTTI impairment (net of tax of $0)	—	—	—	—	—	—	—	—
Unrealized holding gain arising during the period (net of tax of $253,347)	—	—	—	—	—	—	437,954	437,954

Comprehensive income:								5,882,190
Purchase of treasury stock	—	—	—	(115,208)	—	—	—	(115,208)
Unallocated ESOP shares committed to employees	—	—	—	—	314,400	—	—	314,400
Excess of fair value above cost of ESOP shares committed to be released	—	50,622	—	—	—	—	—	50,622
Restricted stock shares	—	307,600	—	—	—	—	—	307,600
Stock options	—	91,730	—	—	—	—	—	91,730
Purchase of restricted stock shares	—	(1,634,059)	—	—	—	—	—	(1,634,059)
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(20,401)	—	(20,401)
Current Year Dividends Declared	—	—	(1,753,190)	—	—	—	—	(1,753,190)
Unallocated ESOP Dividends applied to ESOP loan payment	—	—	111,328	—	—	—	—	111,328
Proceeds from sales of common stock, net	—	(15,998)	—	—	—	—	—	(15,998)
Exchange of shares due to 2nd step stock offering	(5)	5	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—

BALANCE— December 31, 2010	$73,076	$64,013,608	$41,736,830	$(115,208)	$(4,007,478)	$(516,142)	$(631,169)	$100,553,517

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$5,444,236	$4,211,401	$2,929,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,156,727	862,627	1,489,199
Provision for loan losses	891,791	1,251,223	373,300
Deferred income taxes	(501,627)	(1,365,326)	(550,734)
Stock based compensation expense	764,352	672,161	776,189
Impairment charge on AFS securities	—	1,077,400	2,235,365
Gain on call of AFS securities	—	(6,133)	(3,791)
Loss on sale of AFS securities	(5)	—	54,040
Gain on sale of real estate owned	—	(55,325)	—
Cash surrender value of life insurance	(552,956)	(435,477)	(425,865)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	123,022	(132,522)	151,218
Prepaid expenses and other assets	791,963	(1,944,817)	(930,356)
Accrued interest payable	812	(5,009)	(54,457)
Other liabilities	491,754	803,656	570,071

Net cash provided by operating activities	8,610,069	4,933,859	6,613,414

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	4,639,188	6,333,529	7,184,202
Mortgage-backed securities held to maturity	963,377	659,782	553,385
Agency securities available for sale	—	286,802	—
Loans originated, net of repayments	3,460,918	(71,212,636)	(62,936,661)
Purchases of:
Loans receivable	(1,174,273)	—	(4,378,803)
Investment securities held to maturity	(1,474,102)	(659,727)	(26,012,580)
Federal Home Loan Bank stock	(123,600)	(10,032,400)	(11,568,500)
Office properties and equipment	(382,570)	(2,734,907)	(3,063,234)
Life insurance contracts	(1,500,000)	(1,542,598)	—
Proceeds from sales of:
Federal Home Loan Bank stock	—	10,979,500	10,991,900
Investment securities available for sale	771,533	500,000	8,692,570
Real estate owned	—	883,107	—
Proceeds from maturities of:
Investment securities held to maturity	1,474,102	672,307	26,000,000
Investment securities available for sale	—	—	141,664
Mortgage-backed securities available for sale	—	—	1,077,883

Net cash used in investing activities	6,654,573	(65,867,241)	(53,318,174)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009	2008
FINANCING ACTIVITIES:
Increase (decrease) in deposits	$65,912,331	$81,467,090	$40,724,246
(Decrease) increase in securities sold under agreements to repurchase	—	—	(8,000,000)
Advances from Federal Home Loan Bank, net	—	(23,800,000)	13,570,000
Dividends paid	(1,753,190)	(711,880)	(535,654)
Purchase of shares by deferred compensation plans trust	(1,654,460)	(10,704)	(24,891)
Purchase of treasury stock	(115,208)	(97,022)	(392,389)
Purchase of ESOP shares	—	(2,260,888)	—
Unallocated ESOP dividends applied to ESOP loan	111,328	45,837	37,785
Increase in advances from borrowers for taxes and insurance	87,999	258,084	315,430
Proceeds from issuance of common stock	(15,998)	30,521,254	—
Dividend received from dissolution of MHC	—	19,162	—

Net cash provided by financing activities	62,572,802	85,430,933	45,694,527

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	77,837,444	24,497,551	(1,010,233)
CASH AND CASH EQUIVALENTS—Beginning of period	33,027,710	8,530,159	9,540,392

CASH AND CASH EQUIVALENTS—End of period	$110,865,154	$33,027,710	$8,530,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$13,828,306	$15,043,152	$17,147,778

Income taxes	$4,178,080	$3,798,784	$1,794,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS Transfers of loans to real estate owned	$—	$925,281	$—

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Treasury Stock—Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

The Company held 10,810 shares in treasury stock at a cost of $115,000 at December 31, 2010. The Company retired its 451,258 shares of treasury stock totaling $5.4 million as a result of the completion of its second-step reorganization on December 18, 2009 and subsequently held no treasury stock on December 31, 2009.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment and Mortgage-Backed Securities—The Company’s debt securities include both those that are held to maturity and those that are available for sale. The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2010 and 2009, the Company had no unsettled purchases of investment securities. The following provides further information on the Company’s accounting for debt securities:

a. Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold or called. There were no sales of available for sale securities for the twelve months ended December 31, 2010, 2009 and 2008.

In accordance with Financial Accounting Standards Board (“FASB”) FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments—Debt and Equity Securities, the Company evaluates its debt securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment, which has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

An impairment charge is recorded if the review described above concludes that the decline in value is other-than-temporary. The Company did not record any OTTI for the year-ended 2010. The securities portfolio for the year-ended December 31, 2009 was deemed to include two other-than-temporary impaired investments. As a result, the Company recorded an OTTI charge of $1.1 million during the twelve months ended December 31, 2009. The securities portfolio for the year-ended December 31, 2008 was deemed to include two other-than-temporary impaired investments. As a result, the Company recorded an OTTI charge of $1.9 million during the year ended December 31, 2008. Additionally, the Company recognized $313 thousand OTTI charge in relation to equity securities held in the portfolio during the first quarter of 2008, and subsequently sold.

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

Office Properties and Equipment-Net—Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets as follows: buildings and improvements, ten to thirty nine years or at the lesser of the life of improvement or the lease; furniture and equipment, three to seven years. The costs of maintenance and repairs are expensed as incurred, and renewals and betterments are capitalized.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

In determining the allowance for loan losses, management has established both general pooled and specific allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for performing loans (general pooled allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of non-performing loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on qualitative and quantitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. If a loan is identified as impaired and is collateral dependant, an appraisal is obtained to provide a base line in determining whether the carrying amount of the loan exceeds the net realizable value. We recognize impairment through a provision estimate or a charge-off is recorded when management determines we will not collect 100% of a loan based on foreclosure of the collateral, less cost to sell the property, or the present value of expected cash flows.

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

Loans are considered past due 16 days or more past the due date. Loans are considered delinquent if 30 days or more past due. Loans over 90 days past due are placed on non-accrual status. Payments received on non-accrual loans are applied to principal, interest and escrow on mortgage loans and to accrued interest followed by principal on all other loans. Loans are returned to accrual status when no payment is over 90 days past due. Unsecured loans are charged off when becoming more than 90 days past due. Secured loans are charged off to the extent the loan amount exceeds the appraised value of the collateral when over 90 days past due and management believes the uncollectability of the loan balance is confirmed.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2010 and 2009.

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

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2010 and 2009, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Stock Based Compensation—Stock-based compensation is accounted for in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period. However, consistent with the stock compensation topic of the FASB Accounting Standards Codification, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period.

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

In June 2010, the shareholders of the Company approved the adoption of the 2010 Equity Based Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan provides for the grant of shares of common stock of the Company to officers, directors and employees of the Company. In order to fund the grant of shares under the 2010 Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 141,306 shares of the Company’s common stock in the open market for approximately $1.6 million, resulting in an average price of $11.53 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the 2010 Equity Plan, 99,000 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2010. Non-vested restricted stock award shares granted under the 2010 Equity Plan will vest at the rate of 20% per year over five years. As of December 31, 2010, 99,000 shares have been fully vested, 99,000 shares issued and no shares were forfeited.

Compensation expense related to the shares granted from the Equity Plans was recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2010 and 2009, 30,125 shares were earned each year by participants of the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Equity Plans, based on the proportional vesting of the awarded shares. During the years ended December 31, 2010, 2009 and 2008, approximately $308,000, $397,000 and $397,000, respectively, was recognized as compensation expense of the Equity Plans.

The Equity Plans also authorize the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 587,504 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plans of which 257,010 options were awarded on August 18, 2010, 34,182 were options were awarded on November 20, 2007, 21,103 options were awarded on November 21, 2006 and 348,203 options were awarded on August 10, 2005. At December 31, 2010, 15,400 options issued in 2010, 2,198 options issued in 2007, 1,319 options issued in 2006 and 54,077 options issued in 2005 have been forfeited.

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

New Accounting Pronouncements—In July 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a roll forward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures required by this guidance are contained in the consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the its amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance and it did not have a material impact on the Company’s financial condition, results of operations or cash flows. The disclosures required by this guidance are contained in the consolidated financial statements.

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

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,467,418	$171,307	$—	$2,638,725

Totals	$2,467,418	$171,307	$—	$2,638,725

Available for Sale
Debt securities:
Municipal	$1,419,971	$11,410	$—	$1,431,381
Corporate	8,198,927	—	(1,795,691)	6,403,236
Equity securities	2,596	13,562	(1,777)	14,381
US treasury and government sponsored entity mortgage-backed securities	12,608,714	795,963	—	13,404,677

Totals	$22,230,208	$820,935	$(1,797,468)	$21,253,675

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss		Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$3,440,275	$139,336	$		$3,579,611

Totals	$3,440,275	$139,336		$—	$3,579,611

Available for Sale
Debt securities:
Federal Agencies	$771,507	$1,954		$—	$773,461
Municipal	1,419,030	11,597		—	1,430,627
Corporate	8,197,324	—		(2,458,832)	5,738,492
Equity securities	2,596	14,348		—	16,944
US treasury and government sponsored entity mortgage-backed securities	17,264,145	764,456		(1,358)	18,027,243

Totals	$27,654,602	$792,355		$(2,460,190)	$25,986,767

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
Corporate	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)

Totals	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
Federal Agencies	$—	$—	$358,789	$(1,358)	$358,789	$(1,358)
Corporate	—	—	5,738,292	(2,458,832)	5,738,292	(2,458,832)

Totals	$—	$—	$6,097,081	$(2,460,190)	$6,097,081	$(2,460,190)

Management has reviewed its investment securities as of December 31, 2010 and has determined that all declines in fair value below amortized cost are temporary.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

	2010	2009
Credit component of OTTI as of January 1,	$3,000,000	$1,922,600
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	1,077,400

Credit component of OTTI as of December 31,	$3,000,000	$3,000,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have Fitch credit ratings below investment grade at December 31, 2010. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	27.7 to 21.2%
Remaining life	31 years	32 years

Corporate Debt Securities—The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At December 31, 2010, one debt securities and four single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 32.1% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of December 31, 2010, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities—The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2010 the Company had no agency mortgage-backed securities with unrealized losses. At December 31, 2009, three agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 0.38% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities, and the Company anticipates it will recover the entire amortized cost basis of the securities, accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2010 and 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—
Due after 1 year through 5 years	1,000,000	908,160
Due after 5 years through 10 years	—	—
Due after 10 years	8,618,898	6,926,457

Total	$9,618,898	$7,834,617

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	December 31, 2009
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$771,507	$773,462
Due after 1 year through 5 years	—	—
Due after 5 years through 10 years	1,000,000	803,750
Due after 10 years	8,616,354	6,365,369

Total	$10,387,861	$7,942,581

Equity securities had a cost of $2,596 and a fair value of $14,381 as of December 31, 2010 and a cost of $2,596 and fair value of $16,944 as of December 31, 2009. Mortgage-backed securities had a cost of $15,076,132 and a fair value of $16,043,402 as of December 31, 2010 and a cost of $20,704,420 and a fair value of $21,606,854 as of December 31, 2009.

4. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2010	2009
Real estate—mortgage:
One-to-four family residential	$514,853,007	$521,361,263
Commercial and multi-family	55,237,743	49,801,620

Total real—estate mortgage	570,090,750	571,162,883

Real estate—construction:
Residential	7,785,191	5,605,724
Commercial	3,723,800	2,937,089

Total real estate—construction	11,508,991	8,542,813

Commercial	21,963,288	22,893,039

Consumer
Home equity	57,119,018	60,729,520
Other consumer loans	775,569	795,761

Total consumer loans	57,894,587	61,525,281

Total loans	661,457,616	664,124,016
Net deferred loan cost	2,870,467	3,014,832
Allowance for loan losses	(3,988,076)	(3,476,040)

Net total loans	$660,340,007	$663,662,808

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $3,099,000 and $4,523,000 at December 31, 2010 and 2009, respectively. Servicing loans for others generally consists of collecting mortgage

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2010 and 2009, the composition of these loans was approximately $514,221,000 and $519,532,000, respectively, of fixed rate loans and $147,237,000 and $144,592,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$3,476,040	$2,683,956	$2,307,225
Provision for loan loss	891,791	1,251,223	373,300
Charge-offs	(379,755)	(460,541)	—
Recoveries	—	1,402	3,431

Balance, end of year	$3,988,076	$3,476,040	$2,683,956

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $892,000 for the year ended December 31, 2010 as compared to $1.25 million for the comparable period in 2009. A contributing factor in the decrease of the loan loss provision for the year ended December 31, 2010 compared to 2009 was less general reserves required of $323,000 in 2010 compared to $966,000 in 2009 due to no loan growth in 2010 offset by additional specific reserves on impaired loans of $569,000 in 2010 compared to $285,000 in 2009.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2010, 2009 and 2008, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at December 31, 2010 and 2009 consisted of non-accrual loans that amounted to $5,222,374 and $1,844,849 respectively. The reserve for delinquent interest on loans totaled $246,558, and $90,757 at December 31, 2010 and 2009, respectively.

Year end non-accrual loans segregated by class of loans were as follows:

	2010	2009
Real Estate
1-4 Family Residential	$4,282,002	$1,592,638
Commercial and Multi-Family	729,289	139,405
Real Estate Construction	—	—
Commercial	134,238	21,721
Consumer	76,845	91,085

Total	$5,222,374	$1,844,849

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 and 2009 is as follows:

	30-69 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan Receivables
2010
Real Estate
1-4 Family Residential	$1,584,054	$—	$4,282,002	$5,866,056	$508,986,951	$514,853,007
Commercial and Multi-Family	—	—	729,289	729,289	54,508,454	55,237,743
Construction	—	—		—	11,508,991	11,508,991
Commercial	—	—	134,238	134,238	21,829,050	21,963,288
Consumer	81,600	—	76,845	158,445	57,736,142	57,894,587

Total	$1,665,654	$—	$5,222,374	$6,888,028	$654,569,588	$661,457,616

2009
Real Estate
1-4 Family Residential	$501,083	$—	$1,592,638	$2,093,721	$519,267,542	$521,361,263
Commercial and Multi-Family	137,146	—	139,405	276,551	49,525,069	49,801,620
Construction	—	—	—	—	8,542,813	8,542,813
Commercial	98,885	—	21,721	120,606	22,772,433	22,893,039
Consumer	149,441	33,531	82,199	265,171	61,260,110	61,525,281

Total	$886,555	$33,531	$1,835,963	$2,756,049	$661,367,967	$664,124,016

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Year end impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
2010
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,997,524	$2,997,524	$—	$428,218
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	98,885	98,885	—	98,885
Consumer	27,919	27,919	—	27,919
With an allowance recorded
Real Estate
1-4 Family Residential	1,284,478	1,284,478	359,301	256,895
Commercial and Multi-Family	—	—	—	—
Commercial	35,353	35,353	73,285	35,353
Consumer	48,926	48,926	49,161	48,926
Total
Real Estate
1-4 Family Residential	$4,282,002	$4,282,002	$359,301	$685,113
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	134,238	134,238	73,285	134,238
Consumer	76,845	76,845	49,161	76,845

2009
With no related allowance recorded
Real Estate
1-4 Family Residential	$—	$—	$—	$—
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
With an allowance recorded
Real Estate
1-4 Family Residential	1,120,531	1,120,531	265,531	280,133
Commercial and Multi-Family	—	—	—	—
Commercial	21,720	21,720	10,860	21,720
Consumer	15,346	15,346	8,346	15,346
Total
Real Estate
1-4 Family Residential	$1,120,531	$1,120,531	$265,531	$280,133
Commercial and Multi-Family	—	—	—	—
Commercial	21,720	21,720	10,860	21,720
Consumer	15,346	15,346	8,346	15,346

The average recorded investment in impaired loans was $3,696,000 in 2008.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The following table presents classified loans by class of loans as of December 31, 2010 and 2009.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Grade:
Special Mention	$927,945	$1,661,090	$—	$—	$—	$—	$—	$—	$197,031	$147,376
Substandard	$8,291,507	4,846,072	1,310,396	1,485,474	—	—	476,895	2,264,694	302,046	273,088
Doubtful and Loss	$288,977	—	—	—	—	—	70,686	21,721	48,926	17,895

Total	$9,508,429	$6,507,162	$1,310,396	$1,485,474	$—	$—	$547,581	$2,286,415	$548,003	$438,359

The following table presents the credit risk profile of loans based on payment activity as of December 31, 2010 and 2009.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Performing	$510,571,005	$519,409,098	$54,508,454	$49,662,215	$11,508,991	$8,542,813	$21,829,050	$22,849,597	$57,817,742	$61,434,196
Non-Performing	4,282,002	1,952,165	729,289	139,405	—	—	134,238	21,721	76,845	91,085

Total	$514,853,007	$521,361,263	$55,237,743	$49,801,620	$11,508,991	$8,542,813	$21,963,288	$22,871,318	$57,894,587	$61,525,281

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2010 and 2009. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
2010
Allowance for credit losses:
Beginning Balance	$2,220,529	$524,107	$49,680	$275,826	$405,898	$3,476,040
Charge-offs	(16,316)	(35,347)	—	(10,860)	(317,232)	(379,755)
Recoveries	—	—	—	—	—	—
Provision for loan losses	527,112	(206,998)	(17,186)	3,445	585,418	891,791

Ending balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076

Ending balance: individually evaluated for impairment	$359,300	$—	$—	$73,285	$49,510	$482,095

Ending balance: collectively evaluated for impairment	$2,372,025	$281,762	$32,494	$195,126	$624,574	$3,505,981

Loan Receivables:
Ending balance	$514,853,007	$55,237,743	$11,508,991	$21,963,288	$57,894,587	$661,457,616

Ending balance: individually evaluated for impairment	$4,282,002	$729,289	$—	$134,238	$76,845	$5,222,374

Ending balance: collectively evaluated for impairment	$510,571,005	$54,508,454	$11,508,991	$21,829,050	$57,817,742	$656,235,242

2009
Allowance for credit losses:
Beginning Balance	$1,687,573	$430,531	$46,741	$172,212	$346,899	$2,683,956
Charge-offs	(420,541)	—	—	—	(40,000)	(460,541)
Recoveries	—	—	—	—	1,402	1,402
Provision for loan losses	933,297	142,225	10,354	67,750	97,597	1,251,223

Ending balance	$2,200,329	$572,756	$57,095	$239,962	$405,898	$3,476,040

Ending balance: individually evaluated for impairment	$265,531	$—	$—	$10,860	$8,346	$284,737

Ending balance: collectively evaluated for impairment	$1,934,798	$572,756	$57,095	$229,102	$397,552	$3,191,303

Loan Receivables:
Ending balance	$521,361,263	$49,801,620	$8,542,813	$22,893,039	$61,525,281	$664,124,016

Ending balance: individually evaluated for impairment	$1,592,638	$139,405	$—	$21,721	$91,085	$1,844,849

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$5,128,215	$4,991,656	$5,485,365
Additions	160,750	605,000	215,000
Repayments and other	(458,681)	(468,441)	(708,709)

Balance, end of year	$4,830,284	$5,128,215	$4,991,656

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2010	2009
Land	$3,215,775	$3,215,775
Buildings and improvements	12,717,379	12,647,810
Furniture and equipment	6,079,969	5,885,311

Total	22,013,123	21,748,896
Accumulated depreciation	(9,107,597)	(8,236,737)

Net	$12,905,526	$13,512,159

For the years ended December 31, 2010, 2009 and 2008, depreciation expense amounted to $973,765, $1,007,813, and $899,549, respectively.

6. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$289,903,528	0.66%	$249,422,646	0.94%
Passbook savings and club accounts	102,467,025	1.07%	73,976,828	1.14%

Subtotal	392,370,553		323,399,474

Certificates with original maturities:
Within one year	93,134,491	1.11%	113,814,174	1.69%
One to three years	94,347,156	2.17%	76,504,418	2.85%
Three years and beyond	23,482,226	3.48%	23,704,028	2.97%

Total certificates	210,963,873		214,022,620

Total	$603,334,426		$537,422,094

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2010 and 2009 amounted to $83,439,728 and $86,977,676, respectively. Currently, deposit amounts in excess of $250,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2009 and 2009 amounted to $108,593,238 and $93,099,368, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

Due	Interest Rate	December 31,
		2010	2009
December 17, 2014	3.765%	$15,000,000	$15,000,000
December 21, 2015	4.540%	5,000,000	5,000,000
April 11, 2016	4.795%	10,000,000	10,000,000
August 22, 2016	4.361%	10,000,000	10,000,000
February 28, 2017	4.070%	10,000,000	10,000,000
April 5, 2017	4.580%	10,000,000	10,000,000
June 22, 2017	4.609%	20,000,000	20,000,000
August 1, 2017	4.320%	10,000,000	10,000,000
November 16, 2017	3.875%	20,000,000	20,000,000

		$110,000,000	$110,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $368,748,204 and $367,562,888 at December 31, 2010 and 2009, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2010	2009
Weighted average balance during the period	$110,000,000	$121,842,068
Maximum month-end balance during the period	110,000,000	142,900,000
Balance outstanding at the end of the period	110,000,000	110,000,000
Weighted average interest rate during the period	4.23%	3.87%
Weighted average interest rate at the end of the period	4.23%	4.23%

Unused lines of credit and borrowing capacity available for short-term and long-term borrowings from the FHLB of New York at December 31, 2010 and 2009 were $212,748,204 and $257,562,888, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2010	2009	2008
Income taxes:
Current:
Federal	$2,898,532	$2,929,213	$1,723,112
State	1,034,490	1,050,735	619,798

Total current tax provision	3,933,022	3,979,948	2,342,910

Deferred:
Federal	(292,597)	(1,108,348)	(586,898)
State	(209,030)	(256,978)	36,164

Total deferred tax provision (benefit)	(501,627)	(1,365,326)	(550,734)

Total income tax provision	$3,431,395	$2,614,622	$1,792,176

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rate	$3,017,720	34.0%	$2,320,848	34.0%	$1,605,280	34.0%
State income taxes, net of federal benefit	544,810	6.1	523,879	7.7	432,934	9.2
Changes in taxes resulting from:
Tax exempt income	(211,336)	(2.3)	(171,772)	(2.6)	(173,772)	(3.7)
Non-deductible expenses	80,201	0.9	60,466	0.9	61,548	1.3
(Decrease) Increase in valuation allowance	—	—	(118,799)	(1.7)	(141,107)	(3.0)
Other	—	—	—	—	7,293	0.2

Total	$3,431,395	38.7%	$2,614,622	38.3%	$1,792,176	38.0%

The effective tax rate for 2010 was 38.7% compared to 38.3% for 2009. The Company recorded a reduction of $119,000 in 2009 of a tax valuation allowance for charitable contributions carryover deduction resulting from higher than projected taxable income allowing for utilization of the remainder of the carryover. The effective tax rate for 2009 was 38.3% compared to 38.0% for 2008. The Company recorded a reduction of $122,000 in 2008 of a tax valuation allowance for charitable contributions carryover deduction as it was able to utilize the carryover due to higher than expected taxable income. The higher state income taxes were the result of non-deductible expenses related to impairment of securities.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2010	2009	2008
Deferred tax assets:
Unrealized loss on available for sale securities	$345,365	$598,712	$955,586
Charitable contributions	—	—	121,843
Allowance for loan losses	1,592,838	1,531,925	1,071,972
Nonperforming loans	98,475	36,248	28,269
Deferred compensation	361,698	311,744	255,913
Employee benefits	1,334,055	1,173,549	1,002,640
Other than temporary impairment	1,019,932	1,019,932	653,616
Property	26,010	30,953	—
State net operating loss carryover	—	—	243,733
Other	37,059	26,976	24,318

Total deferred tax assets—gross	4,815,432	4,730,039	4,357,890

Valuation allowance	—	—	(365,576)
Total deferred tax assets—net	4,815,432	4,730,039	3,992,314

Deferred tax liabilities:
Deferred loan fees	(1,120,197)	(1,151,950)	(1,076,437)
Property	—	—	(37,685)
Servicing	(7,910)	(12,453)	(17,203)
Other	—	(3,508)	—
IRC Section 475 mark-to-market	(89,720)	(212,796)	(520,129)

Total deferred tax liabilities	(1,217,827)	(1,380,707)	(1,651,454)

Net deferred tax asset	$3,597,605	$3,349,332	$2,340,860

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2010 and 2009. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company adopted ASC-740 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. At December 31, 2010 and 2009, there was no liability for uncertain tax positions and no known unrecognized tax benefits at December 31, 2010 and 2009.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of December 31, 2010, the tax years ended December 31, 2007 through 2010 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2006 through 2010 were subject to state examination. As of December 31, 2010 and 2009, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

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

10. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2010, the Company had approximately $14,872,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 3.50% to 6.00% and approximately $39,472,000 in unused lines of credit with interest rates ranging from 2.75% to 16.00% on outstanding balances. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows as of December 31, 2010:

Year Ending December 31
2011	$96,090
Thereafter	—

Total	$96,090

Rent expense for all operating leases was approximately $121,637, $143,849 and $167,355 for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2010 and 2009.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Employment Contracts—The Bank has entered into employment contracts with several officers of the Bank whereby such officers would be entitled to a cash payment equal to 2 or 3 years annual compensation, depending on the officer, in the event of a change of control or other specified reasons.

11. EARNINGS PER SHARE

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2010	2009	2008
Numerator – Net Income	$5,444,236	$4,211,401	$2,929,235
Denominators:
Basic average shares outstanding	6,798,317	7,064,161	7,039,134
Net effect of dilutive common stock equivalents	—	48,365	78,522

Diluted average shares outstanding	6,798,317	7,112,526	7,117,657
Earnings per share:
Basic	$0.80	$0.60	$0.42
Diluted	$0.80	$0.59	$0.41

At December 31, 2010, 2009 and 2008 there were 587,504, 373,592 and 373,592 outstanding options that were anti-dilutive, respectively.

12. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it is subject.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

As of December 31, 2010 and 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Tangible capital	$86,261,000	10.39%	$12,451,000	1.50%	N/A	N/A
Core capital	86,261,000	10.39	33,203,000	4.00	$49,804,500	6.00%
Tier 1 risk-based capital	86,261,000	19.41	N/A	N/A	26,659,500	6.00
Total risk-based capital	89,779,000	20.21	35,546,000	8.00	44,432,500	10.00
As of December 31, 2009:
Tangible capital	$82,709,000	10.87%	$10,415,000	1.50%	N/A	N/A
Core capital	82,709,000	10.87	30,440,000	4.00	$40,078,200	6.00%
Tier 1 risk-based capital	82,709,000	18.51	N/A	N/A	26,816,100	6.00
Total risk-based capital	85,907,000	19.22	35,755,000	8.00	44,693,500	10.00

Capital levels at December 31, 2010 and 2009 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the period ended December 31, 2010 the Bank paid $1,500,000 in dividends to the Company. For the periods ended December 31, 2009 and 2008 the Bank paid $1,200,000 in dividends to the Company.

13. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008 were $186,351, $177,729 and $165,879, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2010, 2009 and 2008 were $441,000, $362,000 and $330,000, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $2,373,500, $1,932,100 and $1,569,900 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2010 and 2029. Payments of $25,679 were made from the plan in 2010. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2010 and 2009, the accrued deferred compensation liability amounted to approximately $905,603 and $780,531, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2010, 2009 and 2008 were $116,513, $135,799 and $100,697, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $14,890,745 and $12,837,789 at December 31, 2010 and 2009.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During the years ended December 31, 2010 and 2009, 1,122 and 1,576 shares of the Company’s stock were purchased for $12,208 and $10,704, respectively, at various market prices.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. During the years ended December 31, 2010, 2009 and 2008, the Company recorded an expense related to this plan of approximately $366,309, $169,000 and $215,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2010, 2009 and 2008 and changes during the periods ended December 31, 2010, 2009 and 2008 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	373,592	$13.10	373,592	$13.10	377,109	$13.11
Granted	257,010	10.21	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(43,098)	12.03	—	—	(3,517)	13.80

Outstanding at the end of the period	587,504	$11.92	373,592	$13.10	373,592	$13.10

Exercisable at the end of the period	329,354	$13.16	281,244	$13.17	206,526	$13.19

Stock options vested or expected to vest (1)	528,754	$11.92

(1)	Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The weighted average grant date fair value of options granted for the year ended December 31, 2010 was $2.77 per share. The Company did not grant any options during the years ended December 31, 2009 or 2008. No options were exercised during 2010, 2009 or 2008. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010, 2009 and 2008 was $0.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2010:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
August 10, 2005	294,127	$13.19	4.6
November 21, 2006	19,784	14.78	5.9
November 20, 2007	31,983	11.32	6.9
August 18, 2010	241,610	10.21	9.6

Total	587,504	$13.16	6.8

At December 31, 2010, there was $680,936 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 4.6 years.

The compensation expense recognized for the period ended December 31 2010 and 2009 was $91,730 and $105,412, respectively.

Summary of Non-vested Stock Award activity:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	30,125	$13.19	60,250	$13.19	90,374	$13.19
Issued	99,000	10.21	—	—	—	—
Vested	30,125	13.19	30,125	13.19	30,125	13.19
Forfeited	—	—	—	—	—	—

Outstanding at the end of the period	99,000	$10.21	30,125	$13.19	60,250	$13.19

As of December 31, 2010, there was $934,981 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 4.6 years.

The compensation expense recognized for the period ended December 31 2010 and 2009 was $307,599 and $397,425, respectively.

14. FAIR VALUE MEASUREMENT

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets as of December 31, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$13,404,677	—
State and municipal obligations	—	1,431,381	—
Corporate securities	—	6,403,036	$200
Equity securities	$14,381	—	—

Totals	$14,381	$21,239,094	$200

Those assets as of December 31, 2009 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$18,800,704	—
State and municipal obligations	—	1,430,627	—
Corporate securities	—	5,738,292	$200
Equity securities	$16,944	—	—

Totals	$16,944	$25,969,623	$200

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The following provides details of the fair value measurement activity for Level 3 for the year ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized	—	—
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3 (2)	—	—

Balance, December 31, 2010	$200	$200

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

The following provides details of the fair value measurement activity for Level 3 for the year-ended December 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred	Total
Balance, January 1, 2009	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized	—	—
Included in earnings (1)	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	63,420	63,420
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3 (2)	—	—

Balance, December 31, 2009	$200	$200

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At December 31, 2010, specific reserves were calculated for impaired loans with a carrying amount of $1,404,000. The collateral underlying these loans had a fair value of $922,000, resulting in specific reserves in the allowance for loan losses of $482,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $3,854,000 at December 31, 2010, as the underlying collateral value was not below the carrying amount. At December 31, 2009, specific reserves were calculated for impaired loans with a carrying amount of $1,158,000. The collateral underlying these loans had a fair value of $873,000, resulting in specific reserves in the allowance for loan losses of $285,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $687,000 at December 31, 2009, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance with FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At December 31, 2010 and 2009, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At December 31, 2010 and 2009, the Company deemed one loan uncollectible and took possession of the underlying collateral. The collateral underlying the loan had a fair value of $95,000, with an aggregate carrying value of $198,000, triggering a net charge off in 2009 of approximately $101,000.

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$110,865,154	$110,865,154	$33,027,710	$33,027,710
Investment securities:
Held to maturity	2,467,418	2,683,725	3,440,275	3,579,611
Available for sale	21,253,675	21,253,675	25,986,767	25,986,767
Loans receivable, net	660,340,007	672,130,581	663,662,808	669,637,682
Federal Home Loan Bank stock	6,271,600	6,271,600	6,148,000	6,148,000
Liabilities:
NOW and other demand deposit accounts	289,903,528	297,533,528	249,422,646	261,166,646
Passbook savings and club accounts	102,467,025	107,987,025	73,976,828	81,675,828
Certificates	210,963,873	210,964,376	214,022,620	214,202,087
Advances from Federal Home Loan Bank	110,000,000	121,188,927	110,000,000	118,836,690
Junior subordinated debenture	15,464,000	9,278,400	15,464,000	7,732,000

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. For securities classified as available for sale the changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable—Net— The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Federal Home Loan Bank (FHLB) Stock— Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2010 and 2009. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2010 and 2009, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15. REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	Residential Property	Total
Balance, January 1, 2010	$97,500	$97,500
Transfers into Real Estate Owne	—	—
Sales of Real Estate Owned	—	—

Balance, December 31, 2010	$97,500	$97,500

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. RELATED PARTY TRANSACTION

The Company did not engage in transactions with related parties outside of those discussed in footnote 4 for any periods presented.

17. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

	December 31,
	2010	2009
CONDENSED STATEMENTS OF FINANCIAL CONDITION—PARENT ONLY
Assets:
Cash and cash equivalents	$1,309,544	$1,104,980
Investment securities	7,102,002	8,404,714
Investment in subsidiary	87,040,174	83,292,784
Other assets	20,894,990	19,996,025

Total assets	$116,346,710	$112,798,503

Liabilities:
Securities sold under agreements to repurchase	$—	$—
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	329,193	—

Total liabilities	15,793,193	15,464,000

Stockholders’ equity	100,533,517	97,334,503

Total liabilities and stockholders’ equity	$116,326,710	$112,798,503

	Years Ended December 31,
	2010	2009	2008
CONDENSED STATEMENTS OF INCOME—PARENT ONLY
Interest income	$897,594	$775,412	$1,012,956
Interest expense	1,340,729	1,340,729	1,407,160

Net interest loss	(443,135)	(565,317)	(394,204)
Impairment charges on AFS securities	—	1,077,400	1,922,400
Other expenses	170,283	159,562	185,769

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(613,418)	(1,802,279)	(2,502,373)
Income tax	(208,562)	(612,775)	(850,807)

Loss before equity in undistributed earnings in subsidiary	(404,856)	(1,189,504)	(1,651,566)
Equity in undistributed earnings of subsidiary	5,849,092	5,400,905	4,580,802

Net income	$5,444,236	$4,211,401	$2,929,235

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Years Ended December 31,
	2010	2009	2008
CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY
OPERATING ACTIVITIES:
Net income	$5,444,236	$4,211,401	$2,929,235
Equity in undistributed earnings in subsidiary	(5,849,092)	(5,400,905)	(4,580,802)
Impairment charges on AFS securities	—	1,077,400	1,922,400
Net amortization of investment premiums/discounts	8,075	12,246	10,978
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	5,403	10,643	70,731
Prepaid expenses and other assets	(1,636,715)	(12,160,100)	(892,260)
Accrued interest payable	—	—	(3,413)
Other liabilities	648,163	(259,496)	(679,101)
Intercompany payables	1,402	(3,032,813)	3,032,474

Net cash (provided by) used in operating activities	(1,378,528)	(15,541,624)	1,810,242

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	562,154	537,431	340,842
Principal repayment of mortgage backed securities available for sale	1,115,629	1,524,575	1,100,962
ESOP loan to Ocean City Home Bank	—	(2,260,888)	—
Principal payments on ESOP loan	281,706	192,015	182,079
Purchase of investment securities available for sale	—	—	—
Proceeds from call of investment securities available for sale	—	—	—

Net cash (used in) provided by investing activities	1,959,489	(6,867)	1,623,883

FINANCING ACTIVITIES:
Decreases (increases) in securities sold under repurchase agreements	—	—	(3,000,000)
Stock retirement	(115,208)	(97,022)	(392,389)
Proceeds from issuance of common stock	(15,998)	30,521,254	—
Capital contribution to subsidiary	7,999	(15,260,627)	—
Dividends received	1,500,000	1,219,162	1,200,000
Dividends paid	(1,753,190)	(711,880)	(535,654)

Net cash provided by (used in) financing activities	(376,397)	15,670,887	(2,728,043)

Net increase in cash & cash equivalents	204,564	122,396	706,082
Cash and cash equivalents—beginning	1,104,980	982,584	276,502

Cash and cash equivalents—ending	$1,309,544	$1,104,980	$982,584

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

18. SECOND STEP CONVERSION

On December 18, 2009, the Company completed the “second step” conversion of Ocean City Home Bank from the mutual holding company to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization. Upon completion of the Conversion, Ocean Shore Holding became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 4,186,250 shares of common stock, par value $0.01 per share, of Ocean Shore Holding (the “Common Stock”) were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $8.00 per share, or $33.49 million in the aggregate. In addition and in accordance with the Plan, approximately 3,121,868 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of Ocean Shore Holding Co., the former mid-tier holding company for the Bank, held by persons other than OC Financial MHC. Each share of common stock of Ocean Shore Holding Co. was converted into the right to receive 0.8793 shares of Common Stock in the Conversion. Treasury stock held was retired.

19. SUBSEQUENT EVENTS

On February 15, 2011, the Company, White Horse Acquisition Corp. and CBHC Financialcorp, Inc. (“CBHC”) entered into an Agreement and Plan of Merger under which the Company will acquire CBHC. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of CBHC will receive $15.50 in cash for each share they hold. The total cost of the transaction is expected to be approximately $11.9 million. CBHC is the holding company for Select Bank, a federally chartered savings bank located in Egg Harbor City, New Jersey with $135 million in assets. Following the acquisition of CBHC, Select Bank will be merged into Ocean City Home Bank. The merger is subject to certain conditions, including the approval of the stockholders of CBHC and receipt of regulatory approval. The merger is expected to be completed in the third quarter of 2011.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Dollars in thousands)
Total interest income	$9,505	$9,494	$9,447	$9,270
Total interest expense	3,524	3,441	3,506	3,357

Net interest income	5,981	6,053	5,941	5,913
Provision for loan losses	152	540	125	76

Net interest income after provision for loan losses	5,829	5,513	5,816	5,837
Other income	807	886	836	874
Impairment charge on AFS securities	—	—	—	—
Other expense	4,452	4,375	4,319	4,377

Income before income taxes	2,184	2,024	2,333	2,334
Income taxes	848	785	892	906

Net income	$1,336	$1,239	$1,441	$1,428

Earnings per share basic (1)	$0.20	$0.18	$0.21	$0.21
Earnings per share diluted (1)	$0.20	$0.18	$0.21	$0.21

	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009		December 31, 2009
	(Dollars in thousands)
Total interest income	$8,992		$9,145		$9,502		$9,586
Total interest expense	3,841		3,766		3,745		3,686

Net interest income	5,151		5,379		5,757		5,900
Provision for loan losses	152		252		490		357

Net interest income after provision for loan losses	4,999		5,127		5,267		5,543
Other income	693		771		790		854
Impairment charge on AFS securities	486		592		—		—
Other expense	3,747		4,206		3,939		4,248

Income before income taxes	1,459		1,100		2,118		2,149
Income taxes	546		429		805		835

Net income	$913		$671		$1,313		$1,314

Earnings per share basic (1)	$0.13	*	$0.10	*	$0.19	*	$0.19
Earnings per share diluted (1)	$0.13	*	$0.09	*	$0.18	*	$0.19

*	Earnings per share and all common share amounts for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization completed December 18, 2009.

******

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 48 of this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. This code is incorporated herein by reference to Exhibit 14.0 to Ocean Shore Holding’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	587,856	$11.92	142,956
Equity compensation plans not approved by security holders	—	—	—
Total

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description	Incorporated by Reference to:
3.1	Certificate of Incorporation of Ocean Shore Holding Co.	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

3.2	Bylaws of Ocean Shore Holding Co.	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

4.1	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request

10.1*	Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.2*	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 2008, SEC File No 000-51000.

10.3*	Salary Continuation Agreement by and between Ocean City Home Bank and Kim M. Davidson and all amendments thereto	Exhibit 10.1 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.4*	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.5*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.6*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.2 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.7*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

Exhibit No.	Description	Incorporated by Reference to:
10.8*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.9*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck	Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.10*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.11*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi)	Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.12*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito	Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.13*	Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan	Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.14*	Ocean City Home Bank Director and Executive Life Insurance Plan	Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.15*	Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan	Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.16	Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.17*	Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended	Exhibit 10.15 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.18*	Ocean Shore Holding Co. 2005 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on June 7, 2005, SEC File No. 000-51000.

10.19*	Ocean Shore Holding Co. 2010 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on May 19, 2010, SEC File No. 000-51000.

10.20*	Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan	Exhibit 10 to Registration Statement on Form S-8 (File No. 333-121595) filed on August 15, 2005.

10.21*	Form of Incentive Stock Option Award Agreement	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.22*	Form of Non-Statutory Stock Option Award Agreement	Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010).

10.23*	Form of Restricted Stock Award Agreement	Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

Exhibit No.	Description	Incorporated by Reference to:
14	Code of Ethics and Business Conduct	Exhibit 14.0 to Form 10-K for the year ended December 31, 2004, SEC File No. 000-51000.

21	Subsidiaries	Exhibit 21.0 to Form 10-K for the year ended December 31, 2009, SEC File No. 000-53856.

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

	By:	/S/ STEVEN E. BRADY
Date: March 21, 2011		Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 21, 2011

/S/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 21, 2011

/S/ FREDERICK G. DALZELL, M.D Frederick G. Dalzell, M.D.	Director	March 21, 2011

/S/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 21, 2011

/S/ DOROTHY F. MCCROSSON, ESQ. Dorothy F. McCrosson, Esq.	Director	March 21, 2011

/S/ ROBERT A. PREVITI, ED.D. Robert A. Previti, Ed.D.	Director	March 21, 2011

/S/ JOHN L. VAN DUYNE, JR. John L. Van Duyne, Jr.	Director	March 21, 2011

/S/ SAMUEL R. YOUNG Samuel R. Young	Director	March 21, 2011