Form 10-Q
period 2011-03-31
Ocean Shore Holding Co.
filed 2011-05-06
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 1, 2011, the registrant had 7,296,780 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	December 31, 2010
ASSETS
Cash and amounts due from depository institutions	$7,019,202	$5,330,211
Interest-earning bank balances	106,994,888	105,534,943

Cash and cash equivalents	114,014,090	110,865,154
Investment securities held to maturity (estimated fair value—$2,479,640 at March 31, 2011; $2,638,725 at December 31, 2010)	2,313,826	2,467,418
Investment securities available for sale (amortized cost—$40,391,478 at March 31, 2011; $22,230,208 at December 31, 2010)	39,817,338	21,253,675
Loans—net of allowance for loan losses of $4,062,876 at March 31, 2011 and $3,988,076 at December 31, 2010	660,385,245	660,340,007
Accrued interest receivable:
Loans	2,362,861	2,350,978
Investment securities	95,126	151,401
Federal Home Loan Bank stock—at cost	6,271,600	6,271,600
Office properties and equipment—net	12,856,187	12,905,526
Prepaid expenses and other assets	4,685,927	4,665,491
Real estate owned	97,500	97,500
Cash surrender value of life insurance	15,019,214	14,890,746
Deferred tax asset	3,446,382	3,597,612

TOTAL ASSETS	$861,365,296	$839,857,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$68,237,026	$62,070,772
Interest bearing deposits	555,447,988	541,263,654
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,728,603	3,494,418
Accrued interest payable	797,420	1,146,224
Other liabilities	5,939,910	5,864,523

Total liabilities	759,614,947	739,303,591

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,308,118 shares issued; 7,296,780 shares outstanding at March 31, 2011 and December 31, 2010	73,076	73,076
Additional paid-in capital	64,109,749	64,013,608
Retained earnings - partially restricted	42,503,609	41,736,830
Treasury stock – at cost: 10,810 shares at March 31, 2011 and December 31, 2010	(115,208)	(115,208)
Common stock acquired by employee benefits plans	(3,921,978)	(4,007,478)
Deferred compensation plans trust	(518,894)	(516,142)
Accumulated other comprehensive loss	(380,005)	(631,169)

Total stockholders’ equity	101,750,349	100,553,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$861,365,296	$839,857,108

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,554,572	$9,030,606
Taxable interest on mortgage-backed securities	164,636	233,992
Non-taxable interest on municipal securities	10,646	17,340
Taxable interest and dividends on other investment securities	307,874	222,750

Total interest and dividend income	9,037,728	9,504,688

INTEREST EXPENSE:
Deposits	1,565,988	2,026,334
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,497,431	1,497,420

Total interest expense	3,063,419	3,523,754

NET INTEREST INCOME	5,974,309	5,980,934
PROVISION FOR LOAN LOSSES	74,800	151,661

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,899,509	5,829,273

OTHER INCOME:
Service charges	359,795	435,953
Cash surrender value of life insurance	128,469	134,784
Gain on call of AFS security	10,014	5
Other	303,811	236,526

Total other income	802,089	807,268

OTHER EXPENSE:
Salaries and employee benefits	2,612,693	2,496,428
Occupancy and equipment	984,192	977,250
Federal insurance premiums	187,080	167,912
Advertising	106,030	115,975
Professional services	294,447	177,655
Real estate owned activity	1,250	948
Charitable contributions	36,000	34,500
Other operating expenses	434,174	482,087

Total other expenses	4,655,866	4,452,755

INCOME BEFORE INCOME TAXES	2,045,732	2,183,786
INCOME TAX EXPENSE	841,146	847,462

NET INCOME	$1,204,586	$1,336,324

Earnings per share basic:	$0.18	$0.20
Earnings per share diluted:	$0.18	$0.20

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,204,586	$1,336,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,461	281,754
Provision for loan losses	74,800	151,661
Stock based compensation expense	181,641	200,994
Gain on call of AFS securities	(10,014)	(5)
Cash surrender value of life insurance	(128,469)	(134,784)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	44,392	6,580
Prepaid expenses and other assets	(20,434)	175,568
Accrued interest payable	(348,804)	(347,729)
Other liabilities	75,388	342,861

Net cash provided by operating activities	1,295,547	2,013,224

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,125,283	1,213,468
Mortgage-backed securities held to maturity	153,558	113,695
Loans originated, net of repayments	(111,081)	(2,826,687)
Purchases of:
Investment securities available for sale	(20,005,000)	—
Office properties and equipment	(177,947)	(112,333)
Life insurance contracts	—	(1,500,000)
Proceeds from maturities/ calls of:
Mortgage-backed securities available for sale	124,361	—
Investment securities available for sale	600,000	771,533

Net cash (used in) investing activities	(18,290,826)	(2,340,324)

FINANCING ACTIVITIES:
Increase in deposits	20,350,589	9,566,385
Dividends paid	(437,807)	(438,455)
Purchase of shares by deferred compensation plans trust	(2,752)	(12,415)
Costs associated with issuance of common stock	—	(15,998)
Increase in advances from borrowers for taxes and insurance	234,185	272,429

Net cash provided by financing activities	20,144,215	9,371,946

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,148,936	9,044,846
CASH AND CASH EQUIVALENTS—Beginning of period	110,865,154	33,027,710

CASH AND CASH EQUIVALENTS—End of period	$114,014,090	$42,072,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3,412,222	$3,871,484

Income Taxes	$609,574	$600,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.

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

New Accounting Pronouncements – In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The updated accounting guidance also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate the adoption to have a material impact on the consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,313,826	$165,814	$—	$2,479,640

Totals	$2,313,826	$165,814	$—	$2,479,640

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$20,005,000	$2,456	$(31,092)	$19,976,364
Municipal securities	830,000	5,445	—	835,445
Corporate	8,199,328	—	(1,312,937)	6,886,391
Equity securities	2,596	14,543	(992)	16,147
US treasury and government sponsored entity mortgage-backed securities	11,354,554	749,782	(1,345)	12,102,991

Totals	$40,391,478	$772,226	$(1,346,366)	$39,817,338

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,467,418	$171,307	$—	$2,638,725

Totals	$2,467,418	$171,307	$—	$2,638,725

Available for Sale
Debt securities:
Municipal	$1,419,971	$11,410	$—	$1,431,381
Corporate	8,198,927	—	(1,795,691)	6,403,326
Equity securities	2,596	13,562	(1,777)	14,381
US treasury and government sponsored entity mortgage-backed securities	12,608,714	795,963	—	13,404,677

Totals	$22,230,208	$820,935	$(1,797,468)	$21,253,675

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Federal Agencies	$13,968,908	$(31,092)	$—	$—	$13,968,908	$(31,092)
Corporate	985,000	(45,017)	5,401,192	(1,267,920)	6,386,192	(1,312,937)
Equity securities	1,604	(992)	—	—	1,604	(992)
US treasury and government sponsored entity mortgage-backed securities	287,068	(1,345)	—	—	287,068	(1,345)

Totals	$15,242,580	$(78,446)	$5,401,192	$(1,267,920)	$20,643,772	$(1,346,366)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Corporate	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)
Equity securities	819	(1,777)	—	—	819	(1,777)

Totals	$978,849	$(54,206)	$5,425,006	$(1,743,262)	$6,403,855	$(1,797,468)

As of March 31, 2011, management has concluded that the unrealized losses on its investment securities, which totaled nine individual securities, are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be maturity.

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

	2011	2010
Credit component of OTTI as of January 1	$3,000,000	$3,000,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—

Credit component of OTTI as of March 31,	$3,000,000	$3,000,000

These securities have Fitch credit ratings below investment grade at March 31, 2011. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	30 years	31 years

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Debt Securities – The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred CDOs backed by bank trust preferred capital securities.

At March 31, 2011, one debt securities and three single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 19% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of March 31, 2011, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities – The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2011, the Company had no federal agencies and mortgage-backed security investments that had been in a continuous unrealized loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—
Due after 1 year through 5 years	1,000,000	967,600
Due after 5 years through 10 years	20,005,000	19,976,364
Due after 10 years	8,029,328	6,754,236

Total	$29,034,328	$27,698,200

Equity securities had a cost of $2,596 and a fair value of $16,147 as of March 31, 2011. Mortgage-backed securities had a cost of $13,668,380 and a fair value of $14,582,631 as of March 31, 2011.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2011	December 31, 2010
Real estate - mortgage:
One-to-four family residential	$515,819,567	$514,853,007
Commercial and multi-family	54,226,577	55,237,743

Total real estate-mortgage	570,046,144	570,090,750

Real estate - construction:
Residential	6,975,096	7,785,191
Commercial	3,418,306	3,723,800

Total real estate - construction	10,393,402	11,508,991

Commercial	24,831,445	21,963,288

Consumer:
Home equity	55,555,124	57,119,018
Other consumer loans	742,582	775,569

Total consumer loans	56,297,706	57,894,587

Total loans	661,568,697	661,457,616
Net deferred loan cost	2,879,424	2,870,467
Allowance for loan losses	(4,062,876)	(3,988,076)

Net total loans	$660,385,245	$660,340,007

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$3,988,076	$3,476,040
Provision for loan loss	74,800	151,661
Charge-offs	—	(26,206)
Recoveries	—	—

Balance, end of period	$4,062,876	$3,601,495

The Company established a provision for loan losses of $74,800 for the quarter ended March 31, 2011 as compared to $151,661 for the comparable period in 2010. The allowance for loan losses is based upon past loan loss experiences, understanding of the current macroeconomic factors, and current portfolio trends. These factors are considered in establishing the reserves necessary to cover the losses inherent in the current loan portfolio. The allowance is comprised of collective reserves for portfolio loans evaluated on a pooled basis and specific reserves on loans specifically evaluated for impairment. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of March 31, 2011 and December 31, 2010, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-performing loans at March 31, 2011 and December 31, 2010 consisted of non-accrual loans that amounted to $5,812,285 and $5,222,374 respectively. The reserve for delinquent interest on loans totaled $315,881 and $246,558, at March 31, 2011 and December 31, 2010, respectively.

Non-accrual loans segregated by class of loans are as follows:

	March 31, 2011	December 31, 2010
Real estate
One-to-four family residential	$4,842,880	$4,282,002
Commercial and multi-family	726,150	729,289
Real estate construction	—	—
Commercial	168,500	134,238
Consumer	74,755	76,845

Total	$5,812,285	$5,222,374

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
March 31, 2011
Real Estate
1-4 Family Residential	$1,311,593	$198,248	$4,842,880	$6,352,721	$509,466,846	$515,819,567
Commercial and Multi-Family	—	—	726,151	726,151	53,500,426	54,226,577
Construction	—	—	—	—	10,393,402	10,393,402
Commercial	45,497	205,710	149,363	400,570	24,430,875	24,831,445
Consumer	238,735	—	74,755	313,490	55,984,216	56,297,706

Total	$1,595,825	$403,958	$5,793,149	$7,792,932	$653,775,765	$661,568,697

December 31, 2010
Real Estate
1-4 Family Residential	$1,584,054	$—	$4,282,002	$5,866,056	$508,986,951	$514,853,007
Commercial and Multi-Family	—	—	729,289	729,289	54,508,454	55,237,743
Construction	—	—	—	—	11,508,991	11,508,991
Commercial	—	—	134,238	134,238	21,829,050	21,963,288
Consumer	81,600	—	76,845	158,445	57,736,142	57,894,587

Total	$1,665,654	$—	$5,222,374	$6,888,028	$654,569,588	$661,457,616

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
March 31, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,990,719	$2,990,719	$—	$747,680
Commercial and Multi-Family	726,150	726,150	—	242,050
Commercial	98,885	98,885	—	98,885
Consumer	25,828	25,828	—	25,828
With an allowance recorded
Real Estate
1-4 Family Residential	1,852,161	1,852,161	437,149	264,594
Commercial and Multi-Family	—	—	—	—
Commercial	69,615	69,615	72,375	23,205
Consumer	48,927	48,927	49,215	48,927
Total
Real Estate
1-4 Family Residential	$4,842,880	$4,842,880	$437,149	$1,012,274
Commercial and Multi-Family	726,150	726,150	—	242,050
Commercial	168,500	168,500	72,375	122,090
Consumer	74,755	74,755	49,215	74,755

December 31, 2010
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,997,524	$2,997,524	$—	$428,218
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	98,885	98,885	—	98,885
Consumer	27,919	27,919	—	27,919
With an allowance recorded
Real Estate
1-4 Family Residential	1,284,478	1,284,478	359,301	256,895
Commercial and Multi-Family	—	—	—	—
Commercial	35,353	35,353	73,285	35,353
Consumer	48,926	48,926	49,161	48,926
Total
Real Estate
1-4 Family Residential	$4,282,002	$4,282,002	$359,301	$685,113
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	134,238	134,238	73,285	134,238
Consumer	76,845	76,845	49,161	76,845

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents classified loans by class of loans as of March 31, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Grade:
Special Mention	$1,420,112	$927,945	$—	$—	$—	$—	$—	$—	$202,168	$197,031
Substandard	8,539,371	8,291,507	1,497,462	1,310,396	—	—	285,459	476,895	321,030	302,046
Doubtful and Loss	288,977	288,977	—	—	—	—	69,614	70,686	48,926	48,926

Total	$10,248,460	$9,508,429	$1,497,462	$1,310,396	$—	$—	$355,073	$547,581	$572,124	$548,003

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Performing	$510,976,687	$510,571,005	$53,500,427	$54,508,454	$10,393,402	$11,508,991	$24,662,946	$21,829,050	$56,222,951	$57,817,742
Non-Performing	4,842,880	4,282,002	726,150	729,289	—	—	168,500	134,238	74,755	76,845

Total	$515,819,567	$514,853,007	$54,226,577	$55,237,743	$10,393,402	$11,508,991	$24,831,445	$21,963,288	$56,297,706	$57,894,587

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
March 31, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	73,622	(2,552)	(3,031)	22,318	(15,557)	74,800

Ending balance	$2,804,947	$279,210	$29,463	$290,729	$658,527	$4,062,876

Ending balance: individually evaluated for impairment	$437,149	$—	$—	$72,375	$49,215	$558,739

Ending balance: collectively evaluated for impairment	$2,367,798	$279,210	$29,463	$218,354	$609,312	$3,504,137

Loan Receivables:
Ending balance	$515,819,567	$54,226,577	$10,393,402	$24,831,445	$56,297,706	$661,568,697

Ending balance: individually evaluated for impairment	$4,842,880	$726,150	$—	$168,500	$74,755	$5,812,285

Ending balance: collectively evaluated for impairment	$510,976,687	$53,500,427	$10,393,402	$24,662,945	$56,222,951	$655,756,412

December 31, 2010
Allowance for credit losses:
Beginning Balance	$2,220,529	$524,107	$49,680	$275,826	$405,898	$3,476,040
Charge-offs	(16,316)	(35,347)	—	(10,860)	(317,232)	(379,755)
Recoveries	—	—	—	—	—	—
Provision for loan losses	527,112	(206,998)	(17,186)	3,445	585,418	891,791

Ending balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076

Ending balance: individually evaluated for impairment	$359,300	$—	$—	$73,285	$49,510	$482,095

Ending balance: collectively evaluated for impairment	$2,372,025	$281,762	$32,494	$195,126	$624,574	$3,505,981

Loan Receivables:
Ending balance	$514,853,007	$55,237,743	$11,508,991	$21,963,288	$57,894,587	$661,457,616

Ending balance: individually evaluated for impairment	$4,282,002	$729,289	$—	$134,238	$76,845	$5,222,374

Ending balance: collectively evaluated for impairment	$510,571,005	$54,508,454	$11,508,991	$21,829,050	$57,817,742	$656,235,242

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$309,826,358	0.53%	$289,903,528	0.66%
Passbook savings and club accounts	109,572,604	0.80%	102,467,025	1.07%

Subtotal	419,398,962		392,370,553

Certificates with original maturities:
Within one year	83,581,673	0.98%	93,134,491	1.11%
One to three years	96,514,709	2.06%	94,347,156	2.17%
Three years and beyond	24,189,670	3.39%	23,482,226	3.48%

Total certificates	204,286,052		210,963,873

Total	$623,685,014		$603,334,426

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2011 and December 31, 2010 amounted to $80,553,767 and $83,439,728, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2011 and December 31, 2010 amounted to $124,658,615 and $108,593,238, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The calculated basic and dilutive Earnings Per Share (“ EPS”) are as follows:

	Three Months Ended March 31,
	2011	2010
Numerator – Net Income	$1,204,586	$1,336,324
Denominators:
Basic average shares outstanding	6,730,331	6,818,485
Net effect of dilutive common stock equivalents	71,227	18,103

Dilutive average shares outstanding	6,801,558	6,836,588
Earnings per share:
Basic	$0.18	$0.20
Dilutive	$0.18	$0.20

At March 31, 2011 and 2010, there were 601,104 and 373,592 outstanding options that were anti-dilutive, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2011 and changes during the three months ended March 31, 2011 are presented below:

	Three Months Ended March 31, 2011
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	587,504	$11.92
Granted	13,600	$12.06
Exercised	—
Forfeited	—

Outstanding at the end of the period	601,104	$11.92

Exercisable at the end of the period	329,144	$13.16

The following table summarizes all stock options outstanding under the Equity Plans as of March 31, 2011:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	4.4 years
November 21, 2006	19,784	$14.78	5.6 years
November 20, 2007	31,983	$11.32	6.6 years
August 18, 2010	241,610	$10.21	9.4 years
March 15, 2011	13,600	$12.06	9.9 years

Summary of Non-vested Stock Award Activity:

	Three Months Ended March 31, 2011
	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2011	99,000	$10.21
Issued	4,950	$12.06
Forfeited	4,950	$10.21
Vested	—	—

Outstanding at March 31, 2011	99,000	$10.30

As of March 31, 2011, there was $890,251 of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 4.4 years.

7. INCOME TAXES

Income taxes decreased $6,000 to $841,000 for an effective tax rate of 41.1% for the three months ended March 31, 2011 compared to $847,000 for an effective tax rate of 38.8% for the same period in 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2011, no valuation allowance was recorded for any deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2011, the tax years ended December 31, 2007 through 2010 were subject to examination by the Internal Revenue Service (“IRS”), while the tax years ended December 31, 2006 through 2010 were subject to state examination. As of March 31, 2011, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the first quarter of 2011, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on February 25, 2011 to stockholders of record as of the close of business on February 4, 2011.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at March 31, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$32,079,355	$—
State and municipal obligations	—	835,445	—
Corporate securities	—	6,886,191	200
Equity securities	16,147	—	—

Totals	$16,147	$39,800,991	$200

Those assets at December 31, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$13,404,677	$—
State and municipal obligations	—	1,431,381	—
Corporate securities	—	6,403,036	200
Equity securities	14,381	—	—

Totals	$14,381	$21,239,094	$200

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

The following provides details of the fair value measurement activity for Level 3 for the quarters ended March 31, 2011 and March 31, 2010:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2011	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Balance, March 31, 2011	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Balance, March 31, 2010	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

In accordance with the fair value measurement and disclosures topic of the FASB Accounting Standards Codification management assessed whether the volume and level of activity for certain assets have significantly decreased when compared with normal market conditions. Fair value for these securities is obtained from third party broker quotes. The Company evaluated these values to determine that the quoted price is based on current information that reflects orderly transactions or a valuation technique that reflects market participant assumptions by benchmarking the valuation results and assumptions used against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

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

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2011, total loans

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remeasured at fair value were $5,253,546. Such loans were carried at the value of $5,812,285 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $558,739. Specific reserves were calculated for impaired loans with the value prior to remeasurement of $1,970,702 and net carrying amount of $1,411,963. The collateral underlying these loans had a fair value of $1,975,000, while the claims against collateral from other third parties, shortfall in collateral to appraised amount and liquidation costs amounted to $563,038, resulting in specific reserves in the allowance for loan losses of $558,739. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $4,432,364 at March 31, 2011, as the underlying collateral value was not below the carrying amount.

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

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of the Federal Home Loan Bank (the “FHLB”). Investment in the FHLB stock is evaluated for impairment in accordance FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At March 31, 2011 and December 31, 2010, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not required.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2011, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recording. At March 31, 2011 and December 31, 2010, the Company deemed one loan uncollectible and took possession of the underlying collateral during the first quarter of 2009. The collateral underlying the loan had a fair value of $97,500, with an aggregate carrying value of $198,000, triggering a net charge-off of approximately $101,000. There have been no changes to the fair value of this property as described above.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$114,014,090	$114,014,090	$110,865,154	$110,865,154
Investment securities:
Held to maturity	2,313,826	2,479,640	2,467,418	2,683,725
Available for sale	39,817,338	39,817,338	21,253,675	21,253,675
Loans receivable, net	660,385,245	671,743,512	660,340,007	672,130,581
Federal Home Loan Bank stock	6,271,600	6,271,600	6,271,600	6,271,600
Liabilities:
NOW and other demand deposit accounts	309,826,359	320,218,359	289,903,528	297,533,528
Passbook savings and club accounts	109,572,604	117,285,604	102,467,025	107,987,025
Certificates	204,286,052	204,559,267	210,963,873	210,964,376
Advances from Federal Home Loan Bank	110,000,000	120,170,853	110,000,000	121,188,927
Junior subordinated debenture	15,464,000	10,051,600	15,464,000	9,278,400

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2011 and December 31, 2010. The estimated fair value approximates the carrying amount.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Subordinated Debenture—The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2011 and December 31, 2010, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	Residential Property	Total
Balance, January 1, 2011	$97,500	$97,500
Transfers into Real Estate Owned	—	—
Sales of Real Estate Owned	—	—

Balance, March 31, 2011	$97,500	$97,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

ACQUISITION OF CBHC FINANCIALCORP, INC.

On February 15, 2011, the Company entered into an Agreement and Plan of Merger with CBHC Financialcorp, Inc., pursuant to which the Company will acquire CBHC Financialcorp in a transaction valued at approximately $11.9 million. CBHC Financialcorp is the holding company for Select Bank, a $135 million bank located in Egg Harbor City, New Jersey. Concurrent with the merger, Select Bank will merge with and into Ocean City Home Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The transaction has been approved by the shareholders of CBHC.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Total assets of the Company increased $21.5 million, or 2.6%, to $861.4 million at March 31, 2011 from $839.9 million at December 31, 2010. Loans receivable, net, were essentially unchanged at $660.4 million, investment and mortgage-backed securities increased $18.4 million and cash and cash equivalents increased by $3.1 million. Asset growth was funded by an increase in deposits of $20.4 million.

Investments

Investments increased $18.4 million to $42.1 million at March 31, 2011 from $23.7 million at December 31, 2010. The increase was the result of purchases of short term agency investments of $20.0 million offset by normal repayment and payoffs of $1.6 million.

Loans

Loans receivable, net, grew $100 thousand to $660.4 million at March 31, 2011 from $660.3 million at December 31, 2010. Loan originations totaled $34.7 million for the three months ended March 31, 2011 compared to $24.7 million originated in the three months ended March 31, 2010. Real estate mortgage loan originations totaled $23.2 million, real estate construction loan originations totaled $3.3 million, consumer loan originations totaled $2.9 million and commercial loan originations totaled $5.3 million for the first quarter of 2011. Origination activity was offset by $34.6 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2011.

	March 31, 2011	December 31, 2010	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$515,820	$514,853	$967	0.2%
Commercial and multi-family	54,227	55,238	(1,011)	(1.8)

Total real estate – mortgage	570,047	570,091	(44)	(0.0)
Real estate – construction:
Residential	6,975	7,785	(810)	(10.4)
Commercial	3,418	3,724	(306)	(8.2)

Total real estate – construction	10,393	11,509	(1,116)	(9.7)
Commercial	24,831	21,963	2,868	13.1
Consumer
Home equity	55,555	57,119	(1,564)	(2.7)
Other consumer loans	743	776	(33)	(4.3)

Total consumer loans	56,298	57,895	(1,597)	(2.7)
Total loans	661,569	661,458	111	0.0

Net deferred loan cost	2,879	2,870	9	0.3
Allowance for loan losses	(4,063)	(3,988)	(75)	(1.9)

Net total loans	$660,385	$660,340	$45	0.0%

Non-Performing Assets

Non-performing assets totaled $5.9 million or 0.88% of total assets at March 31, 2011 compared to $5.3 million or 0.79% of total assets at December 31, 2010 and $2.6 million or 0.37% of total assets at March 31, 2010. The increase from December 31, 2010 was the result of two additional non-performing loans during the three months ended March 31, 2011. Non-performing assets consisted of eleven residential mortgages totaling $4.8 million, three commercial mortgages totaling $726 thousand, four commercial loans totaling $168 thousand, two consumer equity loans totaling $75 thousand and one real estate owned property totaling $98 thousand. Specific reserves were recorded for eleven of the loans included above in the amount of $559 thousand at March 31, 2011 as compared to eleven loans with specific reserves of $482 thousand at December 31, 2010. Real estate owned remained unchanged at $98 thousand at March 31, 2011. The Company recorded no charge-off activity for the quarter-ended March 31, 2011 as compared to $26 thousand for the same period in 2010.

The allowance for loan losses increased $75 thousand to $4.1 million, or 0.62% of total net loans, from $4.0 million at December 31, 2010, or 0.60% of total net loans. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in March 2011 from December 31, 2010 were slightly higher due to increases in delinquencies and charge-offs. At March 31, 2011, the specific allowance on loans individually evaluated for impairment was $559 thousand and pooled allowance on the remainder of the loan portfolio was $3.5 million as compared to specific allowance on loans individually evaluated for impairment of $482 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,988	$3,476
Provision for loan losses	75	152
Charge-offs	—	26
Recoveries	—	—

Net recoveries	—	(26)

Allowance at end of period	$4,063	$3,602

Allowance for loan losses as a percent of total loans	0.62%	0.54%
Allowance for loan losses as a percent of non-performing loans	69.91%	139.70%

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans	$4,843	$4,282
Construction	726	729
Commercial	168	134
Consumer loans	75	77

Total of non-accrual and 90 days or more past due loans	5,812	5,222
Real estate owned	98	98

Other nonperforming assets	—	—

Total non-performing assets	$5,910	$5,320
Troubled debt restructurings	—	—

Troubled debt restructurings and total non-performing assets	$5,910	$5,320

Total non-performing loans to total loans	0.88%	0.79%
Total non-performing loans to total assets	0.67%	0.62%
Total non-performing assets and troubled debt restructurings to total assets	0.69%	0.63%

Deposits

Deposits increased by $20.4 million, or 3.4%, to $623.7 million at March 31, 2011 from $603.3 million at December 31, 2010. Interest bearing demand deposits increased $13.8 million, certificates of deposit decreased by $6.7 million, savings accounts increased by $7.1 million and non-interest bearing checking increased $6.2 million. The Company continued its focus on attracting core deposits, which increased $27.0 million, and accounted for 132.4% of the $20.4 million increase in deposits.

The following table summarizes changes in deposits in the three months ended March 31, 2011.

	March 31, 2011	December 31, 2010	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$68,237	$62,071	$6,166	9.9%
Interest-bearing demand deposits	241,589	227,832	13,757	6.0
Savings accounts	109,573	102,467	7,106	6.9
Time deposits	204,286	210,964	(6,678)	(3.2)

Total	$623,685	$603,334	$20,351	3.4%

Borrowings

Federal Home Loan Bank advances remained unchanged at $110 million at March 31, 2011 from December 31, 2010. Other borrowings were unchanged at $15.5 million at March 31, 2011 compared to December 31, 2010.

Stockholders’ Equity

Stockholders’ equity increased $1.2 million to $101.8 million at March 31, 2011, from $100.6 million at December 31, 2010, primarily as a result of an increase from net income of $1.2 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Net income was $1.2 million for the three months ended March 31, 2011 as compared to $1.3 million for the three months ended March 31, 2010. The $100 thousand, or 7.7%, decrease in 2011 from 2010 was due primarily to expenses of $89 thousand (net of tax) related to the previously announced acquisition of CBCH Financialcorp.

	Three Months Ended March 31,
	2011	2010
Net income (in thousands)	$1,205	$1,336
Basic and diluted earnings per share	$0.18	$0.20
Return on average assets (annualized)	0.55%	0.68%
Return on average equity (annualized)	4.74%	5.43%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,555	$9,031	$(476)	(5.3)%
Investment securities	483	474	9	1.9
Other interest-earning assets	—	—	—	—

Total interest income	9,038	9,505	(467)	(4.9)
INTEREST EXPENSE:
Deposits	1,566	2,027	(461)	(22.7)
Borrowings	1,497	1,497	—	—

Total interest expense	3,063	3,524	(461)	(13.1)

Net interest income	$5,975	$5,981	$(6)	(0.1)

Interest income decreased by $467 thousand, or 4.9%, for the quarter ended March 31, 2011 compared to March 31, 2010. The decrease resulted from a decrease in the average balance of loans of $5.8 million and the average rate earned on interest earning assets of 24 basis points, offset by an increase in the average balance of investments of $2.2 million.

Interest expense decreased by $461 thousand, or 13.1%, over the same period last year due to a decrease in interest paid on deposits. The decrease in interest expense resulted primarily from a decrease in the rate paid on deposits offset by increased balances of deposits.

The interest rate spread and net interest margin of the Company were 3.50% and 3.47%, respectively, for the three months ended March 31, 2011, compared to 3.23% and 3.46% for the same period in 2010. The increase in the interest rate spread of 27 basis points and margin of one basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 51 basis points offset by a decrease in the rate earned on interest-earning assets of 24 basis points. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 54 basis points offset by an increase in the average balance of interest-bearing deposits of $76.3 million. The decrease in rate on interest earnings assets resulted from a decrease in the average balance loans of $5.8 million, a decrease in the average rate on loans of 24 basis points and a decrease in the average rate on investments of 36 basis points offset by an increase in the average balance of investments of $2.2 million.

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

Average Balance Tables

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$657,986	$8,555	5.20%	$663,763	$9,031	5.44%
Investment securities	30,656	483	6.30%	28,474	474	6.66%

Total interest-earning assets	688,642	9,038	5.25%	692,237	9,505	5.49%
Noninterest-earning assets	184,217			93,110

Total assets	$872,859			$785,347

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	261,649	432	0.66%	206,596	605	1.17%
Savings accounts	104,519	207	0.79%	76,789	217	1.13%
Certificates of deposit	207,934	927	1.78%	214,389	1,205	2.25%

Total interest-bearing deposits	574,102	1,566	1.09%	497,774	2,027	1.63%
FHLB advances	110,000	1,162	4.23%	110,000	1,162	4.23%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	125,464	1,497	4.77%	125,464	1,497	4.77%

Total interest-bearing liabilities	699,566	3,063	1.75%	623,238	3,524	2.26%

Noninterest-bearing deposits	62,493			54,833
Noninterest-bearing liabilities	9,196			8,835

Total liabilities	771,255			686,906
Retained earnings	101,604			98,441

Total liabilities and retained earnings	$872,859			$785,347

Net interest income		$5,975			$5,981

Interest rate spread			3.50%			3.23%
Net interest margin			3.47%			3.46%
Average interest-earning assets to average interest-bearing liabilities	98.44%			111.07%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $75 thousand in the three months ended March 31, 2011 compared to $152 thousand in the three months ended March 31, 2010. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2011 and 2010 and the changes between the periods.

	Three Months Ended March 31,		% Change
	2011	2010
	(Dollars in thousands)
OTHER INCOME:
Service charges	$360	$436	(17.4)%
Cash surrender value of life insurance	128	135	(5.2)
Gain on call of AFS securities	10	—	N/M
Other	304	236	28.8

Total other income	$802	$807	(0.6)%

N/M – Not measurable

Other income decreased $5 thousand to $802 thousand, or 0.6%, for the three-month period ended March 31, 2011 from $807 thousand for the same period in 2010. The decrease in service charges income of $76 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $7 thousand resulted from a lower yield earned on existing policies. Other income increased $68 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2011 and 2010 and the changes between periods.

	Three Months Ended March 31,		% Change
	2011	2010
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,613	$2,496	4.7%
Occupancy and equipment	984	977	0.7
Federal insurance premiums	187	168	11.3
Advertising	106	116	(8.6)
Professional services	294	178	65.2
Other operating expense	472	518	(8.9)

Total other expense	$4,656	$4,453	4.6%

Other expenses increased $203 thousand or 4.6%, to $4.7 million for the three-month period ended March 31, 2011 from $4.5 million for the same period in 2010. Costs associated with the pending acquisition of CBCH Financialcorp increased professional services $89 thousand. Additionally, increases in salaries and benefits, occupancy and equipment, FDIC insurance and professional services of $142 thousand were offset by decreases in marketing and other expense of $28 thousand.

Income Taxes

Income taxes increased $6 thousand to $841 thousand for an effective tax rate of 41.1% for the three months ended March 31, 2011, compared to $847 thousand for an effective tax rate of 38.8% from the same period in 2010. The decrease of $6 thousand was a result of lower taxable income while the increase in the effective tax rate resulted from $89 thousand of merger expense that are not tax deductible.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $114.0 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $18.4 million at March 31, 2011. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $216.0 million from the Federal Home Loan Bank of New York.

At March 31, 2011, we had $57.6 million in loan commitments outstanding, which included $19.4 million in undisbursed loans, $24.2 million in unused home equity lines of credit and $14.0 million in commercial lines and letter of credit. Certificates of deposit due within one year of March 31, 2011 totaled $124.7 million, or 61% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2011, the Bank exceeded all of its regulatory capital requirements with tangible capital of $87.0 million, or 10.21% of total adjusted assets, which is above the required level of $12.8 million or 1.5%; core capital of $87.0 million, or 10.21% of total adjusted assets which is above the required level of $34.1 million or 4.0%; and risk-based capital of $90.5 million, or 20.20% of risk-weighted assets, which is above the required level of $35.9 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12- and 24-month periods. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12-month if rates rose by 200 basis points. In addition, a decline in rates by 100 basis points in both the 12- and 24-month periods has been determined by management as not possible and therefore deemed not measurable.

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

For the three months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2011 and did not have any outstanding repurchase authorizations.

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

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 6, 2011	/S/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Date: May 6, 2011	/s/ DONALD F. MORGENWECK
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President