Form 10-Q
period 2011-06-30
Ocean Shore Holding Co.
filed 2011-08-10
CIK 1444397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

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
At August 1, 2011, the registrant had 7,296,780 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	2011	2010

ASSETS

Cash and amounts due from depository institutions	$7,912,429	$5,330,211
Interest-earning bank balances	97,133,777	105,534,943

Cash and cash equivalents	105,046,206	110,865,154

Investment securities held to maturity
(estimated fair value—$3,350,289 at June 30, 2011; $2,638,725 at December 31, 2010)	3,170,927	2,467,418
Investment securities available for sale
(amortized cost— $44,610,801 at June 30, 2011; $22,230,208 at December 31, 2010)	44,303,313	21,253,675
Loans—net of allowance for loan losses of $4,067,965 at June 30, 2011 and $3,988,076 at December 31, 2010	662,841,122	660,340,007
Accrued interest receivable:
Loans	2,370,390	2,350,978
Investment securities	313,251	151,401
Federal Home Loan Bank stock—at cost	6,250,700	6,271,600
Office properties and equipment—net	12,706,261	12,905,526
Prepaid expenses and other assets	4,676,204	4,665,491
Real estate owned	97,500	97,500
Cash surrender value of life insurance	15,149,579	14,890,746
Net deferred tax asset	3,343,798	3,597,612

TOTAL ASSETS	$860,269,251	$839,857,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$67,535,721	$62,070,772
Interest bearing deposits	553,653,078	541,263,654
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,734,392	3,494,418
Accrued interest payable	1,135,685	1,146,224
Other liabilities	5,924,762	5,864,523

Total liabilities	757,447,638	739,303,591

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,308,118 shares issued; 7,296,780 shares outstanding at June 30, 2011and December 31, 2010	73,076	73,076
Additional paid-in capital	64,214,330	64,013,608
Retained earnings - partially restricted	43,223,319	41,736,830
Treasury stock—at cost: 10,810 at June 30, 2011; 10,810 at December 31, 2010	(115,208)	(115,208)
Common stock acquired by employee benefits plans	(3,836,478)	(4,007,478)
Deferred compensation plans trust	(521,489)	(516,142)
Accumulated other comprehensive loss	(215,937)	(631,169)

Total stockholders’ equity	102,821,613	100,553,517

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,269,251	$839,857,108

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,629,480	$9,058,506	$17,184,052	$18,089,112
Taxable interest on mortgage-backed securities	151,799	220,838	316,435	454,831
Non-taxable interest on municipal securities	10,473	19,060	21,119	36,400
Taxable interest and dividends on other investment securities	375,780	195,749	683,654	418,499

Total interest and dividend income	9,167,532	9,494,153	18,205,260	18,998,842

INTEREST EXPENSE:
Interest on deposits	1,494,677	1,931,453	3,060,664	3,957,788
Interest on borrowings	1,510,333	1,510,334	3,007,765	3,007,753

Total interest expense	3,005,010	3,441,787	6,068,429	6,965,541

NET INTEREST INCOME	6,162,522	6,052,366	12,163,831	12,033,301

PROVISION FOR LOAN LOSSES	128,035	539,700	202,835	691,361

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,034,487	5,512,666	11,933,996	11,341,940

OTHER INCOME:
Service charges	394,590	445,159	754,386	881,111
Cash surrender value of life insurance	130,365	138,800	258,833	273,584
Gain on call of securities	-	-	10,014	5
Other	336,786	302,396	640,596	538,923

Total other income	861,741	886,355	1,663,829	1,693,623

OTHER EXPENSE:
Salaries and employee benefits	2,568,056	2,452,437	5,180,749	4,948,865
Occupancy and equipment	1,133,834	981,233	2,118,025	1,958,484
Federal insurance premiums	186,188	162,519	373,268	330,431
Advertising	145,457	111,800	251,487	227,775
Professional services	310,191	204,009	604,638	381,664
Real estate owned expense	1,250	1,573	2,499	2,521
Charitable contributions	36,000	34,500	72,000	69,000
Other operating expenses	429,210	426,527	863,385	908,614

Total other expenses	4,810,186	4,374,598	9,466,051	8,827,354

INCOME BEFORE INCOME TAXES	2,086,042	2,024,423	4,131,774	4,208,209

INCOME TAX EXPENSE	928,525	785,425	1,769,671	1,632,887

NET INCOME	$1,157,517	$1,238,998	$2,362,103	$2,575,322

Earnings per share, basic:	$0.17	$0.18	$0.35	$0.38
Earnings per share, diluted:	$0.17	$0.18	$0.35	$0.38

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,362,103	$2,575,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,132	489,962
Provision for loan losses	202,835	691,361
Stock based compensation expense	371,722	410,600
Gain on call of AFS securities	(10,014)	(5)
Cash surrender value of life insurance	(258,833)	(273,584)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(181,261)	(57,673)
Prepaid expenses and other assets	(10,712)	255,332
Accrued interest payable	(10,539)	(5,437)
Other liabilities	60,239	36,467
Net cash provided by operating activities	2,866,672	4,122,345
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,903,443	2,422,419
Mortgage-backed securities held to maturity	295,283	357,550
Loans originated, net of repayments	(2,422,060)	(12,672,662)
Purchases of:
Life insurance contracts	—	(1,500,000)
Loans	(168,000)	—
Investment securities held to maturity	(1,000,000)	(1,474,102)
Investment securities available for sale	(25,005,000)	—
Federal Home Loan Bank stock	—	(123,600)
Office properties and equipment	(247,933)	(207,853)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	20,900	—
Investment securities available for sale	724,361	771,532
Net cash (used in) investing activities	(25,899,006)	(12,426,716)
FINANCING ACTIVITIES:
Increase in deposits	17,854,373	25,835,452
Dividends paid	(875,614)	(876,911)
Fractional share payouts on exchange	—	(15,998)
Purchase of shares by deferred compensation plans trust	(5,347)	(15,050)
Increase in advances from borrowers for taxes and insurance	239,974	311,612
Net cash provided by financing activities	17,213,386	25,239,105
NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,818,948)	16,934,734
CASH AND CASH EQUIVALENTS—Beginning of period	110,865,154	33,027,710
CASH AND CASH EQUIVALENTS—End of period	$105,046,206	$49,962,444
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$6,078,967	$6,970,978
Income Taxes	$1,890,574	$2,148,080
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.   The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.

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

New Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income.  This update to comprehensive income guidance requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This update also requires additional changes to the face of the financial statements including eliminating the presentation of other comprehensive income as a part of stockholders’ equity, and the presentation of certain reclassification adjustments between net income and other comprehensive income.  The new accounting guidance is effective beginning January 1, 2012, and should be applied retrospectively.  The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact its results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.  This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The new accounting guidance is effective beginning January 1, 2012, and should be applied prospectively.  The Company does not anticipate the adoption of this update will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties.  This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The updated accounting guidance also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not anticipate that the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity

Municipal securities	$1,000,000	$—	$—	$1,000,000
US treasury and government sponsored entity mortgage-backed securities	2,170,927	179,362	—	2,350,289
Totals	$3,170,927	$179,362	$—	$3,350,289

Available for Sale
Debt securities:
Municipal securities	$830,000	$1,353	$—	$831,353
Federal Agencies	25,005,000	23,323	—	25,028,323
Corporate	8,199,729	18,714	(1,118,531)	7,099,912
Equity securities	2,596	13,754	(1,668)	14,682
US treasury and government sponsored entity mortgage-backed securities	10,573,476	758,110	(2,543)	11,329,043
Totals	$44,610,801	$815,254	$(1,122,742)	$44,303,313

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,467,418	$171,307	$—	$2,638,725
Totals	$2,467,418	$171,307	$—	$2,638,725

Available for Sale
Debt securities:
Municipal	$1,419,971	$11,410	$—	$1,431,381
Corporate	8,198,927	—	(1,795,691)	6,403,326
Equity securities	2,596	13,562	(1,777)	14,381
US treasury and government sponsored entity mortgage-backed securities	12,608,714	795,963	—	13,404,677
Totals	$22,230,208	$820,935	$(1,797,468)	$21,253,675

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities - Corporate	$987,500	$(42,074)	$3,595,542	$(1,076,457)	$4,583,042	$(1,118,531)
US treasury and government sponsored entity mortgage-backed securities	549,965	(2,543)	—	—	549,965	(2,543)
Equity securities	928	(1,668)	—	—	928	(1,668)
Totals	$1,538,393	$(46,285)	$3,595,542	$(1,076,457)	$5,133,935	$(1,122,742)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities - Corporate	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)
Equity securities	819	(1,777)	—	—	819	(1,777)
Totals	$978,849	$(52,429)	$5,425,006	$(1,743,262)	$6,403,855	$(1,797,468)

As of June 30, 2011, management has concluded that the unrealized losses on its investment securities, which totaled eight individual securities, are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be maturity.

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

These securities have Fitch credit ratings below investment grade at June 30, 2011.  Each of the securities is in the mezzanine levels of credit subordination.  The underlying collateral consists of the bank trust capital securities of over 50 institutions.  A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	30 years	31 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At June 30, 2011, one corporate debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer.  Those securities had aggregate depreciation of 23% from the Company’s amortized cost basis.  The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities.  There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities.  The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of June 30, 2011, and had paid all contractual cash flows since the Company’s initial investment.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2011 the Company had no agency mortgage-backed securities with unrealized losses for 12 months or longer.

The amortized cost and estimated fair value of debt securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$1,000,000	$1,000,000	$—	$—
Due after 1 year through 5 years	—	—	6,000,000	5,989,950
Due after 5 years through 10 years	—	—	20,005,000	20,022,953
Due after 10 years	—	—	8,029,729	6,946,685
Total	$1,000,000	$1,000,000	$34,034,729	$32,959,588

Equity securities had a cost of $2,596 and a fair value of $14,682 as of June 30, 2011.  Mortgage-backed securities had a cost of $10,573,476 and a fair value of $11,329,043.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	June 30, 2011	December 31, 2010
Real estate - mortgage:
One-to-four family residential	$520,901,062	$514,853,007
Commercial and multi-family	53,900,207	55,237,743
Total real estate-mortgage	574,801,269	570,090,750
Real estate - construction:
Residential	7,941,147	7,785,191
Commercial	2,699,220	3,723,800
Total real estate - construction	10,640,367	11,508,991
Commercial	22,962,908	21,963,288
Consumer:
Home equity	54,766,129	57,119,018
Other consumer loans	754,057	775,569
Total consumer loans	55,520,186	57,894,587
Total loans	663,924,730	661,457,616
Net deferred loan cost	2,984,357	2,870,467
Allowance for loan losses	(4,067,965)	(3,988,076)
Net total loans	$662,841,122	$660,340,007

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$3,988,076	$3,476,040
Provision for loan loss	202,835	691,361
Charge-offs	122,946	42,987
Recoveries	—	—
Balance, end of period	$4,067,965	$4,124,414

The Company established a provision for loan losses of $128,035 for the three months ended June 30, 2011 as compared to $539,700 for the comparable period in 2010.  The allowance for loan losses is based upon past loan loss experiences, understanding of the current macroeconomic factors, and current portfolio trends. These factors are considered in establishing the reserves necessary to cover the losses inherent in the current loan portfolio. The allowance is comprised of collective reserves for portfolio loans evaluated on a pooled basis and specific reserves on loans specifically evaluated for impairment. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of June 30, 2011 and December 31, 2010, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at June 30, 2011 and December 31, 2010 consisted of non-accrual loans that amounted to $5,935,322 and $5,222,374 respectively. The reserve for delinquent interest on loans totaled $357,739 and $246,558, at June 30, 2011 and December 31, 2010, respectively.

Non-accrual loans segregated by class of loans are as follows:

	June 30, 2011	December 31, 2010
Real estate
One-to-four family residential	$5,287,199	$4,282,002
Commercial and multi-family	328,582	729,289
Real estate construction	—	—
Commercial	203,656	134,238
Consumer	115,885	76,845
Total	$5,935,322	$5,222,374

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
June 30, 2011
Real Estate
1-4 Family Residential	$1,467,846	$—	$5,287,199	$6,755,045	$514,146,017	$520,901,062
Commercial and Multi-Family	—	—	328,582	328,582	53,571,625	53,900,207
Construction	—	—	—	—	10,640,367	10,640,367
Commercial	483,258	—	203,657	686,915	22,275,993	22,962,908
Consumer	124,988	1,820	25,828	152,636	55,367,550	55,520,186
Total	$2,076,092	$1,820	$5,845,266	$7,923,178	$656,001,552	$663,924,730

December 31, 2010
Real Estate
1-4 Family Residential	$1,584,054	$—	$4,282,002	$5,866,056	$508,986,951	$514,853,007
Commercial and Multi-Family	—	—	729,289	729,829	54,508,454	55,237,743
Construction	—	—	—	—	11,508,991	11,508,991
Commercial	—	—	134,238	134,238	21,829,050	21,963,288
Consumer	81,600	—	76,845	158,445	57,736,142	57,894,587
Total	$1,665,654	$—	$5,222,374	$6,888,028	$654,569,588	$661,457,616

Impaired loans are set forth the in the following table.  No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
June 30, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,973,738	$2,973,738	$—	$495,623
Commercial and Multi-Family	328,582	328,582	—	164,291
Commercial	98,885	98,885	—	98,885
Consumer	115,885	115,885	—	115,885
With an allowance recorded
Real Estate
1-4 Family Residential	2,313,461	2,313,461	658,965	330,494
Commercial and Multi-Family	—	—	—	—
Commercial	104,771	104,771	90,863	26,193
Consumer	—	—	—	—
Total
Real Estate
1-4 Family Residential	$5,287,199	$5,287,199	$658,965	$826,117
Commercial and Multi-Family	328,582	328,582	—	164,291
Commercial	203,656	203,656	90,863	125,078
Consumer	115,885	115,885	—	115,885

December 31, 2010
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,997,524	$2,997,524	$—	$428,218
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	98,885	98,885	—	98,885
Consumer	27,919	27,919	—	27,919
With an allowance recorded
Real Estate
1-4 Family Residential	1,284,478	1,284,478	359,301	256,895
Commercial and Multi-Family	—	—	—	—
Commercial	35,353	35,353	73,285	35,353
Consumer	48,926	48,926	49,161	48,926
Total
Real Estate
1-4 Family Residential	$4,282,002	$4,282,002	$359,301	$685,113
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	134,238	134,238	73,285	134,238
Consumer	76,845	76,845	49,161	76,845

Federal regulations require us to review and classify our assets on a regular basis.  In addition, federal banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table presents classified loans by class of loans as of June 30, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/30/2010
Grade:
Special Mention	$1,156,740	$927,945	$—	$—	$—	$—	$—	$—	$130,552	$197,031
Substandard	8,504,487	8,291,507	1,480,885	1,310,396	—	—	281,058	476,895	389,447	302,046
Doubtful and Loss	288,977	288,977	—	—	—	—	104,771	70,686	—	48,926
Total	$9,950,204	$9,508,429	$1,480,885	$1,310,396	$—	$—	$385,829	$547,581	$519,999	$548,003

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/30/2010
Performing	$520,901,062	$510,571,005	$53,900,207	$54,508,454	$10,640,367	$11,508,991	$22,962,908	$21,829,050	$55,520,186	$57,817,742
Non-Performing	5,287,199	4,282,002	328,582	729,289	—	—	203,657	134,238	115,885	76,845
Total	$526,188,261	$514,853,007	$54,228,789	$55,237,743	$10,640,367	$11,508,991	$23,166,565	$21,963,288	$55,636,071	$57,894,587

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended June 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
June 30, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(74,019)	—	—	—	(48,927)	(122,946)
Recoveries	—	—	—	—	—	—
Provision for loan losses	300,867	42,444	(1,571)	(18,984)	(119,921)	202,835
Ending balance	$2,958,173	$324,206	$30,923	$249,427	$505,236	$4,067,965
Ending balance: individually evaluated for impairment	$658,965	$—	$—	$90,863	$—	$749,828
Ending balance: collectively evaluated for impairment	$2,299,208	$324,206	$30,923	$158,564	$505,236	$3,318,137
Loan Receivables:
Ending balance	$520,901,062	$53,900,207	$10,640,367	$22,962,908	$55,520,186	$663,924,730
Ending balance: individually evaluated for impairment	$5,287,199	$328,582	$—	$203,656	$115,885	$5,935,322
Ending balance: collectively evaluated for impairment	$515,613,863	$53,571,625	$10,640,367	$22,759,252	$55,404,301	$657,989,408

December 31, 2010
Allowance for credit losses:
Beginning Balance	$2,220,529	$524,107	$49,680	$275,826	$405,898	$3,476,040
Charge-offs	(16,316)	(35,347)	—	(10,860)	(317,232)	(379,755)
Recoveries	—	—	—	—	—	—
Provision for loan losses	527,112	(206,998)	(17,186)	3,445	585,418	891,791
Ending balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Ending balance: individually evaluated for impairment	$359,300	$—	$—	$73,285	$49,510	$482,095
Ending balance: collectively evaluated for impairment	$2,372,025	$281,762	$32,494	$195,126	$624,574	$3,505,981
Loan Receivables:
Ending balance	$514,583,007	$55,237,743	$11,508,991	$21,963,288	$57,894,587	$661,457,616
Ending balance: individually evaluated for impairment	$4,282,002	$729,289	$—	$134,238	$76,845	$5,222,374
Ending balance: collectively evaluated for impairment	$510,571,005	$54,508,454	$11,508,991	$21,829,050	$57,817,742	$6,656,235,242

4. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$310,596,700	0.51%	$289,903,528	0.66%
Passbook savings and club accounts	110,579,419	0.70%	102,467,025	1.07%
Subtotal	421,536,119		392,370,553
Certificates with original maturities:
Within one year	72,992,455	0.88%	93,134,491	1.11%
One to three years	102,341,603	2.01%	94,347,156	2.17%
Three years and beyond	24,318,622	3.32%	23,482,226	3.48%
Total certificates	199,652,680		210,963,873
Total	$621,188,799		$603,334,426

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2011 and December 31, 2010 amounted to $78,328,550 and $83,439,728, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2011 and December 31, 2010 amounted to $112,847,491 and $108,593,238, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator	$1,157,517	$1,238,998	$2,362,103	$2,575,322
Denominators:
Basic average shares outstanding	6,738,827	6,826,946	6,734,602	6,822,739
Effect of dilutive securities	70,250	7,579	70,614	12,613
Diluted average shares outstanding	6,809,077	6,834,525	6,805,216	6,835,352

Earnings per share:
Basic	$0.17	$0.18	$0.35	$0.38
Diluted	$0.17	$0.18	$0.35	$0.38

At June 30, 2011 and 2010, there were 601,104 and 366,997 outstanding anti-dilutive options, respectively, and 99,000 and 30,125 outstanding dilutive non-vested shares, respectively.

6.	STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2011 and 2010 and changes during the six months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	587,504	$11.92	373,592	$13.10
Granted	13,600	$12.06	—	—
Exercised	—	—	—	—
Forfeited	—	—	6,595	$13.19
Outstanding at the end of the period	601,104	$11.92	366,997	$13.10
Exercisable at the end of the period	329,144	$13.16	275,968	$13.17
Stock options vested or expected to vest (1)	540,993	$11.92	330,298	$13.17
(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2011:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	4.1 years
November 21, 2006	19,784	$14.78	5.3 years
November 20, 2007	31,983	$11.32	6.3 years
August 18, 2010	241,610	$10.21	9.1 years
March 15, 2011	13,600	$12.06	9.6 years

The compensation expense recognized for the three and six months ended June 30, 2011 was $32,484 and $64,968 as compared to $16,638 and $33,276 for the three and six months ended June 30, 2010.

At June 30, 2011, there was $615,968 of total unrecognized compensation cost related to options granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 4.1 years.

Summary of Non-vested Stock Award Activity:

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	99,000	$10.21	30,125	$13.19
Issued	4,950	12.06	—	—
Forfeited	4,950	10.21	—	—
Vested	—	—	—	—
Outstanding at June 30, 2011	99,000	$10.30	30,125	$13.19

The compensation expense recognized for the three and six months ended June 30, 2011 was $51,000 and $95,730 as compared to $99,356 and $198,713 for the three and six months ended June 30, 2010.

As of June 30, 2011, there was $839,251 of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted average period of 4.1 years.

7.	INCOME TAXES

Income tax expense was $1,769,671 for an effective tax rate of 42.8% for the six months ended June 30, 2011 compared to $1,632,887 for an effective tax rate of 38.8% for the same period in 2010.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2011, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2011, the tax years ended December 31, 2007 through 2010 were subject to examination by all tax jurisdictions.  As of June 30, 2011, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits, as none exist.

8.	DECLARATION OF DIVIDEND

During the second quarter of 2011, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 27, 2011 to stockholders of record as of the close of business on May 6, 2011.

9.	FAIR VALUE MEASUREMENTS

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Recurring Fair Value Measurements:

Those assets at June 30, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$36,357,366	$—
State and municipal obligations	—	831,353	—
Corporate securities	—	7,099,712	200
Equity securities	14,682	—	—
Totals	$14,682	$44,288,431	$200

Those assets at December 31, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$13,404,677	$—
State and municipal obligations	—	1,431,381	—
Corporate securities	—	6,403,036	200
Equity securities	14,381	—	—
Totals	$14,381	$21,239,094	$200

In 2008, as a result of general market conditions and the illiquidity in the market for CDOs, management deemed it necessary to shift its market value measurement of each of the securities from quoted prices for similar assets (Level 2) to an internally developed discounted cash flow model (Level 3).  In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield.  The Company indexed the individual CDOs within the trading group to a comparable interest rate swap (to maturity) in determining the spread.  The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model.

The following provides details of the fair value measurement activity for Level 3 for the six-months ended June 30, 2011 and June 30, 2010:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total

Balance, January 1, 2011	$200	$200
Total gains (losses), realized/unrealized:	—	—
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, June 30, 2011	$200	$200

(1) Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2) Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, June 30, 2010	$200	$200

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

Non-recurring Fair Value Measurements:

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

Impaired Loans
		Category Used for Fair Value			Total
		Measurement			(Losses)
	Total	Level 1	Level 2	Level 3	Gains
June 30, 2011
Assets:
Impaired loans	$4,186,838	$—	$—	$4,186,838	$(390,679)
Real estate owned	97,500	—	—	97,500	—

June 30, 2010
Assets:
Impaired loans	$1,866,185	$—	$—	$1,866,185	$(483,138)
Real estate owned	97,500	—	—	97,500	—

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

Specific reserves were calculated for impaired loans with an aggregate carrying amount of $1,551,198 and $1,821,916 at June 30, 2011 and 2010, respectively. The collateral underlying these loans had a fair value of $1,540,000 and $3,010,000, while the claims against collateral from other third parties, shortfall in collateral to appraised amount and liquidation costs amounted to $738,631 and $1,912,172, at June 30, 2011 and 2010, respectively.  This resulted in specific reserves in the allowance for loan losses of $749,828 and $724,888 at June 30, 2011 and 2010, respectively. There were charge-offs of $122,946 and $42,987 for impaired loans with specific reserves during the six months ended June 30, 2011 and 2010, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $4,384,125 and $769,157 at June 30, 2011 and 2010, respectively, as the underlying collateral was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of the Federal Home Loan Bank (the “FHLB”).  Investment in the FHLB stock is evaluated for impairment in accordance FASB ASC 942-325. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement may be categorized as a Level 2 or 3, depending on such inputs used. At June 30, 2011 and December 31, 2010, the Company determined that there was no impairment and, therefore, fair value disclosure under the provision of the fair value measurement and disclosures topic is not required.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At June 30, 2011, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recording.  At June 30, 2011 and December 31, 2010 the Company had one foreclosed property.  The Company took possession of the collateral during the first quarter of 2009.  The collateral underlying the loan had a fair value of $97,500, with an aggregate carrying value of $198,000, triggering a net charge-off of approximately $101,000. There have been no changes to the fair value of this property as described above.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$105,046,206	$105,046,206	$110,865,154	$110,865,154
Investment securities:
Held to maturity	3,170,927	3,350,289	2,467,418	2,683,725
Available for sale	44,303,313	44,303,313	21,253,675	21,253,675
Loans receivable, net	662,841,122	670,210,019	660,340,007	672,130,581
Federal Home Loan Bank stock	6,250,700	6,250,700	6,271,600	6,271,600

Liabilities:
NOW and other demand deposit accounts	310,956,700	323,408,700	289,903,528	297,533,528
Passbook savings and club accounts	110,579,419	119,420,419	102,467,025	107,987,025
Certificates	199,652,680	199,949,350	210,963,873	210,964,376
Advances from Federal Home Loan Bank	110,000,000	122,086,120	110,000,000	121,188,927
Junior subordinated debenture	15,464,000	10,824,800	15,464,000	9,278,400

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment.  For investment securities that do not actively trade in the marketplace, (primarily our investment in trust preferred securities of non-publicly traded companies) fair value is obtained from third party broker quotes. The Company evaluates prices from a third party pricing service, third party broker quotes, and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. For securities classified as available for sale, the changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable - Net—The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2011.  The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2011 and December 31, 2010, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	Residential Property	Total

Balance, January 1, 2011	$97,500	$97,500
Transfers into Real Estate Owned	—	—
Sales of Real Estate Owned	—	—
Balance, June 30, 2011	$97,500	$97,500

11.	SUBSEQUENT EVENTS - ACQUISITION OF CBHC FINANCIALCORP, INC.

Effective August 1, 2011, the Company completed its acquisition of CBHC Financialcorp, Inc. and its wholly-owned subsidiary, Select Bank.  As part of the transaction, Select Bank was merged with and into Ocean City Home Bank.  At June 30, 2011, Select Bank had total assets of $136.1 million.  The Company paid a total of $12.5 million to the shareholders of CBHC Financialcorp.

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

ACQUISITION OF CBHC FINANCIALCORP, INC.

Effective August 1, 2011, the Company completed its acquisition of CBHC Financialcorp, Inc. and its wholly-owned subsidiary, Select Bank.  As part of the transaction, Select Bank was merged with and into Ocean City Home Bank.  At June 30, 2011, Select Bank had total assets of $136.1 million.  The Company paid a total of $12.5 million to the shareholders of CBHC Financialcorp.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

Total assets of the Company increased by $20.4 million to $860.3 million at June 30, 2011 from $839.9 million at December 31, 2010.  Loans receivable, net, increased $2.5 million, investment and mortgage-backed securities increased $23.7 million and cash and cash equivalents decreased by $5.8 million.  Asset growth was funded by an increase in deposits of $17.8 million while borrowings were unchanged at $125.5 million.

Investments

Investments increased $23.7 million to $47.5 million at June 30, 2011 from $23.7 million at December 31, 2010.  The increase was the result of purchases of $25.0 million of agency investments offset by normal repayments and maturities of $1.3 million.

Loans

Loans receivable, net, increased $2.5 million to $662.8 million at June 30, 2011 from $660.3 million at December 31, 2010.  Loan originations totaled $72.6 million for the six months ended June 30, 2011 compared to $67.1 million originated in the six months ended June 30, 2010.  Real estate mortgage loan originations totaled $46.4 million, real estate construction loan originations totaled $9.1 million, consumer loan originations totaled $6.8 million and commercial loan originations totaled $10.3 million for the second quarter of 2011.  Origination activity was offset by $70.1 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2011.

	June 30, 2011	December 31, 2010	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$520,901	$514,853	$6,048	1.2%
Commercial and multi-family	53,900	55,238	(1,338)	(2.4)
Total real estate – mortgage	574,801	570,091	4,710	0.8

Real estate – construction:
Residential	7,941	7,785	156	2.0
Commercial	2,699	3,724	(1,025)	(27.5)
Total real estate – construction	10,640	11,509	(869)	(7.6)

Commercial	22,963	21,963	1,000	4.6

Consumer
Home equity	54,766	57,119	(2,353)	(4.1)
Other consumer loans	754	776	(22)	(2.8)
Total consumer loans	55,520	57,895	(2,375)	(4.1)

Total loans	663,924	661,458	2,466	0.4

Net deferred loan cost	2,985	2,870	115	4.0
Allowance for loan losses	(4,068)	(3,988)	(80)	2.0

Net total loans	$662,841	$660,340	$2,501	0.4%

Non-Performing Assets

Non-performing assets totaled $6.0 million, or 0.90% of total assets, at June 30, 2011 compared to $5.3 million or 0.63% of total assets at December 31, 2010 and $3.3 million, or 0.41% of total assets, at June 30, 2010.  The increase from December 31, 2010 was the result of a higher balance non-performing loan replacing a lower balance non-performing loan.  Non-performing assets consisted of thirteen residential mortgages totaling $5.3 million, two commercial mortgages totaling $329 thousand, five commercial loans totaling $204 thousand, two consumer equity loans totaling $116 thousand and one real estate owned property totaling $98 thousand.  Specific reserves were recorded for fourteen of the loans included above in the amount of $750 thousand at June 30, 2011 as compared to eleven loans with specific reserves of $482 thousand at December 31, 2010. Real estate owned remained unchanged at $98 thousand at June 30, 2011.  Charge-offs totaled $123 thousand in 2011 compared to $43 thousand for the same period in 2010.

The allowance for loan losses increased $100 thousand to $4.1 million, or 0.61% of total net loans, from $4.0 million at December 31, 2010, or 0.60% of total net loans.  The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions.  The loss factors used to calculate the allowance in June 2011 from December 31, 2010 were slightly higher due to increases in delinquencies.  At June 30, 2011, the specific allowance on loans individually evaluated for impairment was $750 thousand and pooled allowance on the remainder of the loan portfolio was $3.3 million as compared to specific allowance on loans individually evaluated for impairment of $482 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,988	$3,476
Provision for loan losses	203	691

Recoveries	—	—
Charge-offs	123	43
Net (charge-offs) recoveries	(123)	(43)

Allowance at end of period	$4,068	$4,124
Allowance for loan losses as a percent of total loans	0.61%	0.61%
Allowance for loan losses as a percent of non-performing loans	68.6%	128.9%

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans	$5,287	$4,282
Construction	328	729
Commercial	204	134
Consumer loans	116	77
Total of non-accrual and 90 days or more past due loans	5,935	5,222
Real estate owned	98	98
Other nonperforming assets	—	—
Total non-performing assets	$6,033	$5,320
Troubled debt restructurings	—	—
Troubled debt restructurings and total non-performing assets	$6,033	$5,320

Total non-performing loans to total loans	0.90%	0.79%
Total non-performing loans to total assets	0.69%	0.62%
Total non-performing assets and troubled debt restructurings to total assets	0.70%	0.63%

Deposits

Deposits increased by $17.9 million, or 3.0%, to $621.2 million at June 30, 2011 from $603.3 million at December 31, 2010.  Interest bearing demand deposits increased $15.6 million, non-interest bearing checking increased $5.5 million, savings accounts increased by $8.1 million and certificates of deposit decreased by $11.3 million.  The Company continued its focus on attracting core deposits, which increased $29.2 million and accounted for all of the increase in deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2011.

	June 30,	December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$67,536	$62,071	$5,465	8.8%
Interest-bearing demand deposits	243,421	227,832	15,589	6.8
Savings accounts	110,579	102,467	8,112	7.9
Time deposits	199,653	210,964	(11,311)	(5.4)
Total	$621,189	$603,334	$17,855	3.0%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at June 30, 2011 from December 31, 2010.  Other borrowings were unchanged at $15.5 million at June 30, 2011 compared to December 31, 2010.

Stockholders’ Equity

Stockholders’ equity increased $2.3 million to $102.8 million at June 30, 2011, from $100.6 million at December 31, 2010, primarily as a result of net income of $2.4 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Net income was $1.16 million for the three months ended June 30, 2011 as compared to $1.24 million for the three months ended June 30, 2010.  The decrease of $81 thousand, or 6.6%, in 2011 from 2010 was due primarily to expenses of $155 thousand (net of tax) related to the pending acquisition of CBHC Financialcorp, Inc.

Net income was $2.36 million for the six months ended June 30, 2011 as compared to $2.58 million for the six months ended June 30, 2010.  The $220 thousand, or 8.3%, decrease in 2011 from 2010 was due primarily to expenses of $244 thousand (net of tax) related to the pending acquisition of CBHC Financialcorp, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net income	$1,158	$1,239	$2,362	$2,575
Basic and diluted earnings per share	$0.17	$0.18	$0.35	$0.38
Return on average assets (annualized)	0.53%	0.62%	0.54%	0.65%
Return on average equity (annualized)	4.51%	4.97%	4.62%	5.20%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,629	$9,059	$(430)	(4.7)%
Investment securities	538	435	103	23.7
Total interest income	9,167	9,494	(327)	(3.4)

INTEREST EXPENSE:
Deposits	1,495	1,932	437	(22.6)
Borrowings	1,510	1,510	—	—
Total interest expense	3,005	3,442	437	(12.7)
Net interest income	$6,162	$6,052	$110	1.8

Interest income decreased by $327 thousand, or 3.4%, for the quarter ended June 30, 2011 compared to June 30, 2010.  The decrease resulted from a decrease in the average balance of loans of $7.0 million and the average rate earned on earning assets of 27 basis points, offset by an increase in the average balance of investments of $18.1 million.

Interest expense decreased by $437 thousand, or 12.7%, over the same period last year due to a decrease in interest paid on deposits.  The decrease in interest expense resulted from a decrease in the rate paid on deposits offset by increased balances of deposits.

The interest rate spread and net interest margin of the Company were 3.47% and 3.49% respectively, for the three months ended June 30, 2011, compared to 3.28% and 3.48% for the same period in 2010.  The increase in the interest rate spread of 19 basis points and margin of one basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 46 basis points offset by a decrease in the rate earned on interest-earning assets of 27 basis points.  The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 48 basis points offset by an increase in the average balance of interest-bearing deposits of $67.6 million.  The decrease in rate on interest earnings assets resulted from a decrease in the average balance loans of $7.0 million, a decrease in the average rate on loans of 20 basis points and a decrease in the average rate on investments of 164 basis points offset by an increase in the average balance of investments of $18.1 million.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)

INTEREST INCOME:
Loans	$17,184	$18,089	$(905)	(5.0)%
Investment securities	1,021	910	111	12.2
Total interest income	$18,205	$18,999	$(794)	(4.2)

INTEREST EXPENSE:
Deposits	$3,061	$3,958	$(897)	(22.7)
Borrowings	3,008	3,008	—	—
Total interest expense	6,069	6,966	(897)	(12.9)
Net interest income	$12,136	$12,033	$103	0.9

Interest income decreased by $794 thousand, or 4.2%, for the six months ended June 30, 2011 compared the same period ended June 30, 2010.  The decrease resulted from a decrease in the average balance of loans of $6.4 million and the average rate earned on earning assets of 25 basis points, offset by an increase in the average balance of investments of $10.2 million.

Interest expense decreased by $897 thousand, or 12.9%, over the same period last year due to a decrease in interest paid on deposits.  The decrease in interest expense resulted from a decrease in the rate paid on deposits offset by increased balances of deposits.

The interest rate spread and net interest margin of the Company were 3.48% and 3.48% respectively, for the six months ended June 30, 2011, compared to 3.26% and 3.47% for the same period in 2010.  The increase in the interest rate spread of 22 basis points and margin of one basis point resulted from a decrease in the average rate paid on interest-bearing liabilities of 49 basis points offset by a decrease in the rate earned on interest-earning assets of 25 basis points.  The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 51 basis points offset by an increase in the average balance of interest-bearing deposits of $71.9 million.  The decrease in rate on interest earnings assets resulted from a decrease in the average balance loans of $6.4 million, a decrease in the average rate on loans of 22 basis points and a decrease in the average rate on investments of 117 basis points offset by an increase in the average balance of investments of $10.2 million.

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

Average Balance Tables
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$661,680	$8,629	5.22%	$668,691	$9,059	5.42%
Investment securities	45,409	538	4.74%	27,271	435	6.38%
Total interest-earning assets	707,089	9,167	5.19%	695,962	9,494	5.46%
Noninterest-earning assets	171,934			103,740
Total assets	$879,023			$799,702

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$262,258	418	0.64%	$209,533	572	1.09%
Savings accounts	110,178	192	0.70%	83,977	220	1.05%
Certificates of deposit	202,473	885	1.75%	213,787	1,140	2.13%
Total interest-bearing deposits	574,909	1,495	1.04%	507,297	1,932	1.52%

FHLB advances	110,000	1,175	4.27%	110,000	1,175	4.27%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,510	4.82%	125,464	1,510	4.82%
Total interest-bearing liabilities	700,373	3,005	1.72%	632,761	3,442	2.18%
Noninterest-bearing demand accounts	66,246			58,291
Other liabilities	9,636			8,916
Total liabilities	776,255			699,968

Stockholders’ equity	102,768			99,734
Total liabilities and stockholders’ equity	$879,023			$799,702

Net interest income		$6,162			$6,052
Interest rate spread			3.47%			3.28%
Net interest margin			3.49%			3.48%
Average interest-earning assets to average interest-bearing liabilities	100.96%			109.99%

Average Balance Tables	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$659,842	$17,184	5.21%	$666,240	$18,089	5.43%
Investment securities	38,073	1,021	5.36%	27,869	910	6.53%
Total interest-earning assets	697,915	18,205	5.22%	694,109	18,999	5.47%

Noninterest-earning assets	178,143			98,455
Total assets	$875,958			$792,564

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$261,955	$850	0.65%	$208,073	$1,177	1.13%
Savings accounts	107,364	399	0.74%	80,402	437	1.09%
Certificates of deposit	205,188	1,812	1.77%	214,086	2,344	2.19%
Total interest-bearing deposits	574,507	3,061	1.07%	502,561	3,958	1.58%

FHLB advances	110,000	2,338	4.25%	110,000	2,338	4.25%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%
Total borrowings	125,464	3,008	4.80%	125,464	3,008	4.80%
Total interest-bearing liabilities	699,971	6,069	1.73%	628,025	6,966	2.22%

Noninterest-bearing demand accounts	64,380			56,571
Other	9,417			8,877
Total liabilities	773,768			693,473

Stockholders’ equity	102,190			99,091
Total liabilities and stockholders’ equity	$875,958			$792,564

Net interest income		$12,136			$12,033
Interest rate spread			3.48%			3.26%
Net interest margin			3.48%			3.47%
Average interest-earning assets to average interest-bearing liabilities	99.71%			110.52%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio.  The provision for loan losses was $128 thousand and $203 thousand in the three and six months ended June 30, 2011 compared to $540 thousand and $691 thousand in the three and six months ended June 30, 2010.  The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2011 and 2010 and the changes between the periods.

	Three Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$395	$445	(11.2)%
Cash surrender value of life insurance	130	139	(6.5)
Other	337	302	11.6
Total other income	$862	$886	(2.7)%

Other income decreased $24 thousand, or 2.7%, to $862 thousand for the three-month period ended June 30, 2011 from the same period in 2010.  The decrease in service charges income of $50 thousand resulted from lower service charges collected on deposit accounts.  The decrease in cash surrender value of life insurance income of $9 thousand resulted from a lower yield earned on existing policies.  Other income increased $35 thousand primarily from increased debit card commissions received.

The following table summarizes other income for the six months ended June 30, 2011 and 2010 and the changes between the periods.

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$754	$881	(14.4	) %
Cash surrender value of life insurance	259	274	(5.5)
Other	651	539	20.8
Total other income	$1,664	$1,694	(1.8)%

Other income decreased $30 thousand, or 1.8%, to $1.7 million for the six-month period ended June 30, 2011 from the same period in 2010.  The decrease in service charges income of $127 thousand resulted from lower service charges collected on deposit accounts.  The decrease in cash surrender value of life insurance income of $15 thousand resulted from a lower yield earned on existing policies.  Other income increased $112 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2011 and 2010 and the changes between periods.

	Three Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$2,568	$2,452	4.7%
Occupancy and equipment	1,134	981	15.6
Federal insurance premiums	186	163	14.1
Advertising	145	112	29.5
Professional services	310	204	52.0
Real estate owned expense	1	2	(50.0)
Other operating expense	466	461	1.1
Total other expense	$4,810	$4,375	9.9%

Other expenses increased $435 thousand, or 9.9%, to $4.8 million for the three-month period ended June 30, 2011 from the same period in 2010.  Costs associated with the pending acquisition of CBCH Financialcorp increased occupancy and equipment $109 thousand, professional services $89 thousand and other operating expenses $14 thousand.  Additionally, increases in salaries and benefits, occupancy and equipment, FDIC insurance, professional services and advertising of $230 thousand were offset by decreases in other expense of $9 thousand.

The following table summarizes other expense for the six months ended June 30, 2011 and 2010 and the changes between the periods.

	Six Months Ended June 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$5,181	$4,949	4.7%
Occupancy and equipment	2,118	1,958	8.2
Federal insurance premiums	373	330	13.0
Advertising	251	228	10.1
Professional services	605	382	58.4
Real estate owned expense	3	3	—
Other operating expense	935	977	(4.3)
Total other expense	$9,466	$8,827	7.2%

Other expenses increased $639 thousand, or 7.2%, to $9.5 million for the six-month period ended June 30, 2011 from the same period in 2010. Costs associated with the pending acquisition of CBCH Financialcorp increased occupancy and equipment $109 thousand, professional services $179 thousand and other operating expenses $14 thousand.  Additionally, increases in salaries and benefits, occupancy and equipment, FDIC insurance, professional services and advertising of $392 thousand were offset by decreases in other expense of $56 thousand.

Income Taxes

Income taxes increased $143 thousand to $929 thousand for an effective tax rate of 44.5% for the three months ended June 30, 2011, compared to $785 thousand for an effective tax rate of 38.8% from the same period in 2010.  The increase in tax was a result of higher taxable income while the increase in the effective tax rate resulted from $214 thousand of merger expenses that are not tax deductible.

Income taxes increased $137 thousand to $1.7 million for an effective tax rate of 42.8% for the six months ended June 30, 2011, compared to $1.6 million for an effective tax rate of 38.8% from the same period in 2010.  The increase in tax was a result of higher taxable income while the increase in the effective tax rate resulted from $303 thousand of merger expenses that are not tax deductible.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $105.0 million.  Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $39.3 million at June 30, 2011.  In addition, at June 30, 2011, we had the ability to borrow a total of approximately $230.6 million from the Federal Home Loan Bank of New York.

At June 30, 2011, we had $56.2 million in loan commitments outstanding, which included $14.9 million in undisbursed loans, $24.1 million in unused home equity lines of credit and $17.2 million in commercial lines and letters of credit.  Certificates of deposit due within one year of June 30, 2011 totaled $122.6 million, or 61.4% of certificates of deposit.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2011, the Bank exceeded all of its regulatory capital requirements with tangible capital of $87.7 million, or 10.31% of total adjusted assets, which is above the required level of $12.8 million or 1.5%; core capital of $87.7 million, or 10.31% of total adjusted assets which is above the required level of $34.0 million or 4.0%; and risk-based capital of $91.0 million, or 20.29% of risk-weighted assets, which is above the required level of $35.9 million or 8.0%.  The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2011 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	10.91%	18.33%
100 basis point decrease in rates	N/A	N/A

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 and and 24-month periods.  Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12-month and 24-month periods if rates rose by 200 basis points. In addition, a decline in rates by 100 basis points in both the 12- and 24-month periods has been determined by management as not possible and therefore deemed not measurable.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$82,296	$(34,275)	(29)%	9.85%	(317	)bp
200	96,571	(20,000)	(17)	11.27	(176)
100	109,226	(7,346)	(6)	12.44	(59)
50	113,739	(2,832)	(2)	12.82	(21)
0	116,571			13.02
(50)	116,641	69	—	12.96	(7)
(100)	116,921	349	—	12.91	(11)

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

For the three months and six ended June 30, 2011 and June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended June 30, 2011 and did not have any outstanding repurchase authorizations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [RESERVED]

Item 5.  Other Information

  None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0
The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 10, 2011	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 10, 2011	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President