Form 10-Q
period 2011-09-30
Ocean Shore Holding Co.
filed 2011-11-14
CIK 1444397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

At November 1, 2011, the registrant had 7,291,643 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010
ASSETS
Cash and amounts due from depository institutions	$8,277,905	$5,330,211
Interest-earning bank balances	166,745,998	105,534,943

Cash and cash equivalents	175,023,903	110,865,154

Investment securities held to maturity (estimated fair value—$6,277,189 at September 30, 2011; $2,638,725 at December 31, 2010)	6,090,930	2,467,418
Investment securities available for sale (amortized cost— $44,427,186 at September 30, 2011; $22,230,208 at December 31, 2010)	43,588,507	21,253,675
Loans—net of allowance for loan losses of $4,118,671 at September 30, 2011 and $3,988,076 at December 31, 2010	743,945,044	660,340,007
Accrued interest receivable:
Loans	2,815,028	2,350,978
Investment securities	105,061	151,401
Federal Home Loan Bank stock—at cost	6,434,800	6,271,600
Office properties and equipment—net	13,991,688	12,905,526
Prepaid expenses and other assets	5,760,595	4,665,491
Real estate owned	313,044	97,500
Cash surrender value of life insurance	15,280,455	14,890,746
Net deferred tax asset	3,808,334	3,597,612
Goodwill	3,127,947	—
Core deposit intangible	667,000	—

TOTAL ASSETS	$1,020,952,336	$839,857,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$78,823,319	$62,070,772
Interest bearing deposits	701,741,016	541,263,654
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	4,015,087	3,494,418
Accrued interest payable	807,853	1,146,224
Other liabilities	6,710,552	5,864,523

Total liabilities	917,561,827	739,303,591

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 7,307,590 shares issued; 7,291,643 shares outstanding at September 30, 2011 and 7,308,118 outstanding at December 31, 2010	73,076	73,076
Additional paid-in capital	64,308,918	64,013,608
Retained earnings - partially restricted	44,000,379	41,736,830
Treasury stock—at cost: 15,947 shares at September 30, 2011; 10,810 shares at December 31, 2010	(174,232)	(115,208)
Common stock acquired by employee benefits plans	(3,750,978)	(4,007,478)
Deferred compensation plans trust	(524,149)	(516,142)
Accumulated other comprehensive loss	(542,505)	(631,169)

Total stockholders’ equity	103,390,509	100,553,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,020,952,336	$839,857,108

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$9,433,318	$9,004,043	$26,617,370	$27,093,155
Taxable interest on mortgage-backed securities	183,848	204,916	500,283	659,747
Non-taxable interest on municipal securities	16,347	19,305	37,466	55,706
Taxable interest and dividends on other investment securities	365,319	218,954	1,048,973	637,452

Total interest and dividend income	9,998,832	9,447,218	28,204,092	28,446,060

INTEREST EXPENSE:
Interest on deposits	1,697,744	1,982,053	4,758,408	5,940,841
Interest on borrowings	1,523,247	1,523,247	4,531,012	4,531,000

Total interest expense	3,220,991	3,506,300	9,289,420	10,471,841

NET INTEREST INCOME	6,777,841	5,940,918	18,914,672	17,974,219

PROVISION FOR LOAN LOSSES	141,400	124,705	344,235	816,066

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,636,441	5,816,213	18,570,437	17,158,153

OTHER INCOME:
Service charges	445,754	396,526	1,200,139	1,277,637
Cash surrender value of life insurance	130,876	137,990	389,710	411,575
Gain on call of securities	-	-	10,014	5
Other	358,213	301,601	998,810	840,522

Total other income	934,843	836,117	2,598,673	2,529,739

OTHER EXPENSE:
Salaries and employee benefits	3,015,803	2,458,654	8,196,553	7,407,519
Occupancy and equipment	1,259,715	970,439	3,377,741	2,928,922
Federal insurance premiums	217,176	166,103	590,443	496,533
Advertising	119,771	85,515	371,258	313,291
Professional services	379,889	211,280	984,527	592,944
Real estate owned expense	-	1,344	2,499	3,865
Charitable contributions	36,000	34,500	108,000	103,500
Other operating expenses	492,857	391,033	1,356,242	1,299,647

Total other expenses	5,521,211	4,318,868	14,987,263	13,146,221

INCOME BEFORE INCOME TAXES	2,050,073	2,333,462	6,181,847	6,541,671

INCOME TAX EXPENSE	835,207	892,323	2,604,878	2,525,210

NET INCOME	$1,214,866	$1,441,139	$3,576,969	$4,016,461
Earnings per share, basic:	$0.18	$0.21	$0.53	$0.59
Earnings per share, diluted:	$0.18	$0.21	$0.52	$0.59

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,576,969	$4,016,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501,077	773,195
Provision for loan losses	344,235	816,066
Stock based compensation expense	551,810	585,767
Gain on call of AFS securities	(10,014)	(5)
Cash surrender value of life insurance	(389,710)	(411,575)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(62,509)	38,149
Prepaid expenses and other assets	(109,210)	745,378
Accrued interest payable	(385,723)	(338,684)
Other liabilities	616,744	180,567
Net cash provided by operating activities	4,633,669	6,405,319
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	2,726,953	3,522,851
Mortgage-backed securities held to maturity	395,112	513,661
Collateralized mortgage obligations	14,210	—
Loans originated, net of repayments	563,798	(7,050,923)
Purchases of:
Life insurance contracts	—	(1,500,000)
Loans	(426,000)	—
Investment securities held to maturity	(4,900,000)	(1,474,102)
Investment securities available for sale	(45,005,000)	—
Federal Home Loan Bank stock	—	(123,600)
Office properties and equipment	(510,335)	(233,267)
Proceeds from sale of:
Federal Home Loan Bank stock	20,900	—
Proceeds from maturities/ calls of:
Investment securities held to maturity	1,000,000	1,474,102
Investment securities available for sale	25,605,000	771,533
Mortgage-backed securities available for sale	124,361	—
Cash received, net of cash paid for acquisition	27,053,885	—
Net cash (used in) investing activities	6,662,884	(4,099,745)
FINANCING ACTIVITIES:
Increase in deposits	54,350,586	66,125,376
Fractional share payouts on exchange	—	(15,998)
Dividends paid	(1,313,420)	(1,315,356)
Purchase of treasury stock	(59,024)	(113,806)
Purchase of shares by deferred compensation plans trust	(8,007)	(1,651,760)
(Decrease) increase in advances from borrowers for taxes and insurance	(107,939)	72,533
Net cash provided by financing activities	52,862,196	63,100,989
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,158,749	65,406,563
CASH AND CASH EQUIVALENTS—Beginning of period	110,865,154	33,027,710
CASH AND CASH EQUIVALENTS—End of period	$175,023,903	$98,434,273
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$9,627,791	$10,810,525
Income Taxes	$2,800,574	$2,563,080
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real-estate owned	$215,544	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.   The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.

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

New Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment.  This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company does not anticipate the adoption of this update will have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This update to comprehensive income guidance requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This update also requires additional changes to the face of the financial statements including eliminating the presentation of other comprehensive income as a part of stockholders’ equity, and the presentation of certain reclassification adjustments between net income and other comprehensive income.  The new accounting guidance is effective beginning January 1, 2012, and should be applied retrospectively.  The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact its results of operations, financial position, or cash flows.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties.  This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The updated accounting guidance also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

2.    ACQUISITION OF CBHC FINANCIALCORP, INC.

On August 1, 2011, the Company acquired all of the outstanding common stock of CBHC Financialcorp, Inc. (“CBHC”), parent company of Select Bank, in a cash-out merger for a total purchase price of $12.5 million.  Select Bank has been merged into Ocean City Home Bank (“Bank”), with the Bank as the surviving entity.  Based in Egg Harbor City, New Jersey, CBHC operated five banking offices in Atlantic County, New Jersey at the date of acquisition.  As a result of the transaction, the Company has expanded its service area in Atlantic County.  The Company expects to reduce costs through consolidation of overlapping offices.  The results of operations acquired in the CBHC transaction have been included in the Company’s financial results since August 1, 2011.

The CBHC transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair value becomes available.  Assets acquired totaled $133.1 million, including $84.1 million in loans, $5.8 in investment securities, $39.5 million in cash and cash equivalents and $3.8 million of intangibles.  Liabilities assumed totaled $123.8 million, including $122.9 million of deposits.

Preliminary goodwill of $3.1 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and consists largely of the synergies and economies of scale expected from combining the operations of the Company and CBHC.

The following table summarizes the consideration paid for CBHC and the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

Consideration paid:
Cash	$12,458,900
Total purchase price	$12,458,900

Identifiable assets:
Cash and cash equivalents	$39,512,785
Investment securities	5,765,593
Loans	84,106,728
Office properties and equipment	1,249,234
Core deposit intangible	667,000
Other assets	1,804,983
Total identifiable assets	$133,106,323

Liabilities:
Deposits	$122,879,324
Other liabilities	896,046
Total liabilities	$123,775,370

Net identifiable assets acquired	$9,330,953
Goodwill	3,127,947
Net assets acquired	$12,458,900

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans.   The acquired loan portfolios were segregated into categories for valuation purposes primarily based on loan type and payment status (performing or nonperforming).  The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios.  Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted at estimated market rates. The market rates were estimated using a buildup approach which included assumptions with respect to funding cost and funding mix, estimated servicing cost, liquidity premium, and additional spreads, if warranted, to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate the fair values of the covered loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  Such loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no carry-over valuation allowance (i.e., the allowance for loan losses) of CBHC’s previously established allowance for loan losses. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses.

The following is a summary of the loans acquired in the CBHC acquisition:

	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$4,354,796	$79,733,064	$84,087,860
Contractual cash flows not expected to be collected	(1,062,322)	(350,810)	(1,413,132)
Expected cash flows at acquisition	3,292,474	79,382,254	82,674,728
Interest component of expected cash flows	57,029	1,374,971	1,432,000
Fair value of acquired loans	$3,349,503	$80,757,225	$84,106,728

The core deposit intangible is being amortized over its estimated useful life of approximately 15 years, using an accelerated method.  Goodwill, which is not amortized for book purposes, is not deductible for tax purposes.

The fair value of checking, savings and money market deposit accounts acquired from CBHC were assumed to approximate the carrying value as the accounts have no stated maturity and are payable on demand.  Certificate of deposit accounts were valued as the present value of the certificates’ expected contracted payments discounted at market rates for similar certificates.

Direct costs related to the CBHC acquisition were expensed as incurred.  During the three and nine months ended September 30, 2011, the Company incurred $433 thousand and $736 thousand, respectively, of acquisition-related expenses.  Such expenses were for professional services, fees associated with the conversion of systems and integration of operations, costs related to office consolidations, marketing and promotion expenses, retention and severance compensation costs, and other costs.

The operating results of the Company for the period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 61 days from the acquisition date of August 1, 2011.  The operation of CBHC provided $462 thousand in revenue, net of interest expense, and $116 thousand in net income for the period from the acquisition and is included in the consolidated financial statements.  CBHC’s results of operations prior to the acquisition are not included in the Company’s consolidated statement of income.

The following table presents certain pro forma information as if CBHC had been acquired on January 1, 2010.  This information combines the historical results of CBHC into the Company’s consolidated statement of income, with adjustments to reflect certain fair valuation adjustments and acquisition-related activity.  The Company expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts.  These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Pro Forma Nine Months Ended September 30,
	2011	2010
Total revenues (a)	$23,981,879	$24,225,611
Net income	$3,634,860	$4,919,090

(a)  Represents net interest income plus other income.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Municipal securities	$4,020,000	$-	$-	$4,020,000
US treasury and government sponsored entity mortgage-backed securities	2,070,930	186,259	-	2,257,189
Totals	$6,090,930	$186,259	$-	$6,277,189

Available for Sale
Debt securities:
Municipal securities	$830,000	$7,935	$-	$837,935
Federal Agencies	20,070,211	-	-	20,070,211
Corporate	8,200,130	123,350	(1,714,739)	6,608,741
Collateralized Mortgage Obligations	679,811	-	-	679,811
Equity securities	2,596	9,959	(1,747)	10,808
US treasury and government sponsored entity mortgage-backed securities	14,644,438	738,377	(1,814)	15,381,001
Totals	$44,427,186	$879,621	$(1,718,300)	$43,588,507

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
US treasury and government sponsored entity mortgage-backed securities	$2,467,418	$171,307	$—	$2,638,725
Totals	$2,467,418	$171,307	$—	$2,638,725

Available for Sale
Debt securities:
Municipal	$1,419,971	$11,410	$—	$1,431,381
Corporate	8,198,927	—	(1,795,691)	6,403,236
Equity securities	2,596	13,562	(1,777)	14,381
US treasury and government sponsored entity mortgage-backed securities	12,608,714	795,963	—	13,404,677
Totals	$22,230,208	$820,935	$(1,797,468)	$21,253,675

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
Corporate	$1,425,000	$(104,132)	$3,062,203	$(1,610,607)	$4,487,204	$(1,714,739)
US treasury and government sponsored entity mortgage-backed securities	445,930	(1,814)	-	-	445,930	(1,814)
Equity securities	849	(1,747)	-	-	849	(1,747)
Totals	$1,871,779	$(107,692)	$3,062,203	$(1,610,607)	$4,933,982	$(1,718,300)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
Corporate	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)
Equity securities	819	(1,777)	—	—	819	(1,777)
Totals	$978,849	$(54,206)	$5,425,006	$(1,743,262)	$6,403,855	$(1,797,468)

As of September 30, 2011, management has concluded that the unrealized losses on its investment securities, which totaled eight individual securities, are temporary in nature since there currently is no indication that the entire amortized cost basis of these securities will not be recovered, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be maturity.

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

	2011	2010
Credit component of OTTI as of January 1	$3,000,000	$3,000,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—
Credit component of OTTI as of September 30,	$3,000,000	$3,000,000

These securities have Fitch credit ratings below investment grade at September 30, 2011.  Each of the securities is in the mezzanine levels of credit subordination.  The underlying collateral consists of the bank trust capital securities of over 50 institutions.  A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	30 years	31 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At September 30, 2011, one corporate debt security and four single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer.  Those securities had aggregate depreciation of 27.7% from the Company’s amortized cost basis.  The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities.  There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities.  The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of September 30, 2011, and had paid all contractual cash flows since the Company’s initial investment.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2011 the Company had none of the above mentioned securities with unrealized losses for 12 months or longer.

The amortized cost and estimated fair value of debt securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$4,020,000	$4,020,000	$-	$-
Due after 1 year through 5 years	-	-	1,033,060	944,470
Due after 5 years through 10 years	-	-	10,037,150	10,037,150
Due after 10 years	-	-	18,030,130	16,491,266
Total	$4,020,000	$4,020,000	$29,100,341	$27,516,887

Equity securities had a cost of $2,596 and a fair value of $10,808 as of September 30, 2011.  Mortgage-backed securities had a cost of $16,715,368 and a fair value of $17,638,190.  Collateralized mortgage obligations had a cost of $679,811 and a fair value of $679,811.

4.  LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	September 30, 2011	December 31, 2010
Real estate - mortgage:
One-to-four family residential	$555,115,754	$514,853,007
Commercial and multi-family	82,204,409	55,237,743
Total real estate-mortgage	637,320,163	570,090,750
Real estate - construction:
Residential	8,115,777	7,785,191
Commercial	4,254,680	3,723,800
Total real estate - construction	12,370,457	11,508,991
Commercial	24,064,426	21,963,288
Consumer:
Home equity	70,372,511	57,119,018
Other consumer loans	866,839	775,569
Total consumer loans	71,239,350	57,894,587
Total loans	744,994,396	661,457,616
Net deferred loan cost	3,050,451	2,870,467
Allowance for loan losses	(4,118,671)	(3,988,076)
Yield adjustment net of credit mark	18,868	—
Net total loans	$743,945,044	$660,340,007

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$3,988,076	$3,476,040
Provision for loan loss	344,235	816,066
Charge-offs	213,640	309,800
Recoveries	—	—
Balance, end of period	$4,118,671	$3,982,306

The Company established a provision for loan losses of $141,400 for the three months ended September 30, 2011 as compared to $124,705 for the comparable period in 2010.  The allowance for loan losses is based upon past loan loss experiences, understanding of the current macroeconomic factors, and current portfolio trends. These factors are considered in establishing the reserves necessary to cover the losses inherent in the current loan portfolio. The allowance is comprised of collective reserves for portfolio loans evaluated on a pooled basis and specific reserves on loans specifically evaluated for impairment. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of September 30, 2011 and December 31, 2010, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at September 30, 2011 and December 31, 2010 consisted of non-accrual loans that amounted to $4,881,282 and $5,222,374 respectively. The reserve for delinquent interest on loans totaled $366,903 and $246,558, at September 30, 2011 and December 31, 2010, respectively.

Non-accrual loans segregated by class of loans are as follows:

	September 30, 2011	December 31, 2010
Real estate
One-to-four family residential	$4,361,826	$4,282,002
Commercial and multi-family	137,146	729,289
Real estate construction	—	—
Commercial	118,230	134,238
Consumer	264,080	76,845
Total	$4,881,282	$5,222,374

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
September 30, 2011
Real Estate
1-4 Family Residential	$1,460,166	$—	$4,361,826	$5,821,992	$549,293,762	$555,115,754
Commercial and Multi-Family	795,418	—	239,413	1,034,831	81,169,578	82,204,409
Construction	—	—	—	—	12,370,457	12,370,457
Commercial	—	—	118,230	118,230	23,946,196	24,064,426
Consumer	104,237	21,013	264,080	389,330	70,850,020	71,239,350
Total	$2,359,821	$21,013	$4,983,549	$7,364,383	$737,630,013	$744,994,396

December 31, 2010
Real Estate
1-4 Family Residential	$1,584,054	$—	$4,282,002	$5,866,056	$508,986,951	$514,853,007
Commercial and Multi-Family	—	—	729,289	729,289	54,508,454	55,237,743
Construction	—	—	—	—	11,508,991	11,508,991
Commercial	—	—	134,238	134,238	21,829,050	21,963,288
Consumer	81,600	—	76,845	158,445	57,736,142	57,894,587
Total	$1,665,654	$—	$5,222,374	$6,888,028	$654,569,588	$661,457,616

Impaired loans are set forth the in the following table.  No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$845,530	$845,530	$—	$140,922
Commercial and Multi-Family	137,146	137,146	—	137,146
Commercial	118,230	118,230	—	59,115
Consumer	262,260	262,260	—	65,565
With an allowance recorded
Real Estate
1-4 Family Residential	3,516,296	3,516,296	928,101	439,537
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	1,820	1,820	1,851	1,820
Total
Real Estate
1-4 Family Residential	$4,361,826	$4,361,826	$928,101	$580,459
Commercial and Multi-Family	137,146	137,146	—	137,146
Commercial	118,230	118,230	—	59,115
Consumer	264,080	264,080	1,851	67,385

December 31, 2010
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,997,524	$2,997,524	$—	$428,218
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	98,885	98,885	—	98,885
Consumer	27,919	27,919	—	27,919
With an allowance recorded
Real Estate
1-4 Family Residential	1,284,478	1,284,478	359,301	256,895
Commercial and Multi-Family	—	—	—	—
Commercial	35,353	35,353	73,285	35,353
Consumer	48,926	48,926	49,161	48,926
Total
Real Estate
1-4 Family Residential	$4,282,002	$4,282,002	$359,301	$685,113
Commercial and Multi-Family	729,289	729,289	—	243,096
Commercial	134,238	134,238	73,285	134,238
Consumer	76,845	76,845	49,161	76,845

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

The following table presents classified loans by class of loans as of September 30, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/30/2010
Grade:
Special Mention	$1,275,276	$927,945	$578,609	$—	$—	$—	$—	$—	$129,910	$197,031
Substandard	7,376,957	8,291,507	2,034,101	1,310,396	—	—	281,047	476,895	535,318	302,046
Doubtful and Loss	288,977	288,977	—	—	—	—	—	70,686	—	48,926
Total	$8,941,210	$9,508,429	$2,612,710	$1,310,396	$—	$—	$281,047	$547,581	$665,228	$548,003

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2011 and December 31, 2010.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/30/2010
Performing	$550,753,928	$510,571,005	$82,067,263	$54,508,454	$12,370,457	$11,508,991	$23,946,196	$21,829,050	$70,975,270	$57,817,742
Non-Performing	4,361,826	4,282,002	137,146	729,289	—	—	118,230	134,238	264,080	76,845
Total	$555,115,754	$514,853,007	$82,204,409	$55,237,743	$12,370,457	$11,508,991	$24,064,426	$21,963,288	$71,239,350	$57,894,587

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
September 30, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(74,019)	—	—	(90.694)	(48,927)	(213,640)
Recoveries	—	—	—	—	—	—
Provision for loan losses	436,215	(5,326)	(1,187)	79,070	(164,537)	344,235
Ending balance	$3,093,521	$276,436	$31,307	$256,787	$460,620	$4,118,671
Ending balance: individually evaluated for impairment	927,943	—	—		2,009	929,952
Ending balance: collectively evaluated for impairment	$2,165,578	$276,436	$31,307	$256,787	$458,611	$3,188,719
Loan Receivables:
Ending balance	$555,115,754	$82,204,409	$12,370,457	$24,064,426	$71,239,350	$744,994,396
Ending balance: individually evaluated for impairment	4,361,826	137,146	—	118,230	264,080	4,881,282
Ending balance: collectively evaluated for impairment	$550,753,928	$82,067,263	$12,370,457	$23,946,196	$70,975,270	$740,113,114

December 31, 2010
Allowance for credit losses:
Beginning Balance	$2,220,529	$524,107	$49,680	$275,826	$405,898	$3,476,040
Charge-offs	(16,316)	(35,347)	—	(10,860)	(317,232)	(379,755)
Recoveries	—	—	—	—	—	—
Provision for loan losses	527,112	(206,998)	(17,186)	3,445	585,418	891,791
Ending balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Ending balance: individually evaluated for impairment	359,300	—	—	73,285	49,510	482,095
Ending balance: collectively evaluated for impairment	$2,372,025	$281,762	$32,494	$195,126	$624,574	$3,505,981
Loan Receivables:
Ending balance	$514,853,007	$55,237,743	$11,508,991	$21,963,288	$57,894,587	$661,457,616
Ending balance: individually evaluated for impairment	4,282,002	729,289	—	134,238	76,845	5,222,374
Ending balance: collectively evaluated for impairment	$510,571,005	$54,508,454	$11,508,991	$21,829,050	$57,817,742	$656,235,242

5.  DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$394,078,109	0.36%	$289,903,528	0.66%
Passbook savings and club accounts	129,730,696	0.56%	102,467,025	1.07%
Subtotal	523,808,805		392,370,553
Certificates with original maturities:
Within one year	89,636,402	0.83%	93,134,491	1.11%
One to three years	141,956,285	1.89%	94,347,156	2.17%
Three years and beyond	25,162,843	3.26%	23,482,226	3.48%
Total certificates	256,755,530		210,963,873
Total	$780,564,335		$603,334,426

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2011 and December 31, 2010 amounted to $96,524,720 and $83,439,728, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2011 and December 31, 2010 amounted to $134,822,576 and $108,593,238, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator	$1,214,866	$1,441,139	$3,576,969	$4,016,461
Denominators:
Basic average shares outstanding	6,753,956	6,826,698	6,741,124	6,824,073
Effect of dilutive securities	82,741	8,823	87,159	-
Diluted average shares outstanding	6,836,697	6,835,521	6,828,283	6,824,073

Earnings per share:
Basic	$0.18	$0.21	$0.53	$0.59
Diluted	$0.18	$0.21	$0.52	$0.59

At September 30, 2011 and 2010, there were 654,122 and 624,007 outstanding anti-dilutive options, respectively, and 80,190 and 99,000 outstanding dilutive non-vested shares, respectively.

7.  STOCK-BASED COMPENSATION
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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2011 and 2010 and changes during the nine months ended September 30, 2011 and 2010 are presented below:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	587,504	$11.92	373,592	$13.10
Granted	66,618	$11.64	257,010	$10.21
Exercised	—	—	—
Forfeited	—	—	6,595	$13.19
Outstanding at the end of the period	654,122	$11.89	624,007	$11.91
Exercisable at the end of the period	329,144	$13.16	338,573	$13.11
Stock options vested or expected to vest (1)	588,800	$11.89	561,606	$11.91

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plans as of September 30, 2011:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	3.9 years
November 21, 2006	19,784	$14.78	5.1 years
November 20, 2007	31,983	$11.32	6.1 years
August 18, 2010	241,610	$10.21	8.9 years
March 15, 2011	13,600	$12.06	9.5 years
August 17, 2011	53,018	$11.53	9.9 years

The compensation expense recognized for the three and nine months ended September 30, 2011 was $32,484 and $97,452 as compared to $24,813 and $58,089 for the three and nine months ended September 30, 2010.

At September 30, 2011, there was $730,344 of total unrecognized compensation cost related to options granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 3.9 years.

Summary of Non-vested Stock Award Activity:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	99,000	$10.21	30,125	$13.19
Issued	4,950	12.06	99,000	10.21
Forfeited	4,950	10.21	—	—
Vested	18,810	10.21	30,125	13.19
Outstanding at September 30, 2011	80,190	$10.32	99,000	$10.21

The compensation expense recognized for the three and nine months ended September 30, 2011 was $51,000 and $146,730 as compared to $58,347 and $257,060 for the three and nine months ended September 30, 2010.

As of September 30, 2011, there was $788,251 of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted average period of 3.9 years.

8.    INCOME TAXES

Income tax expense was $2.6 million for an effective tax rate of 42.1% for the nine months ended September 30, 2011 compared to $2.5 million for an effective tax rate of 38.6% for the same period in 2010.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2011, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2011, the tax years ended December 31, 2007 through 2010 were subject to examination by all tax jurisdictions.  As of September 30, 2011, the Company has been notified by Internal Revenue Service of a pending examination for the tax year ended December 31, 2009.

9.    DECLARATION OF DIVIDEND

During the third quarter of 2011, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 26, 2011 to stockholders of record as of the close of business on August 5, 2011.

10.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements:

Those assets at September 30, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$35,451,212	$—
State and municipal obligations	—	837,935	—
Corporate securities	—	6,608,541	200
Collateralized Mortgage Obligations	—	679,811	—
Equity securities	10,808	—	—
Totals	$10,808	$43,577,499	$200

Those assets at December 31, 2010 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$13,404,677	$—
State and municipal obligations	—	1,431,381	—
Corporate securities	—	6,403,036	200
Equity securities	14,381	—	—
Totals	$14,381	$21,239,094	$200

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

The following provides details of the fair value measurement activity for Level 3 for the nine months ended September 30, 2011 and September 30, 2010:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2011	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, September 30, 2011	$200	$200

(1) Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.

(2) Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, September 30, 2010	$200	$200

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

Non-recurring Fair Value Measurements:

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

Impaired Loans

			Category Used for Fair Value Measurement			Total (Losses)
	Total		Level 1	Level 2	Level 3	Gains
September 30, 2011
Assets:
Impaired loans	$2,678,221	$	─	$2,158,691	$519,530	$(570,651)
Real estate owned	215,544		─	215,544	─	─

September 30, 2010
Assets:
Impaired loans	$1,962,230	$	─	$1,309,550	$652,680	$(341,678)
Real estate owned	97,500		─	97,500	─	─

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

Loans remeasured at fair value at September 30, 2011 and 2010 totaled $2,678,221 and $1,962,230, respectively.  Such loans were carried at the value of $3,248,872 and $2,303,908 immediately prior to remeasurement, resulting in recognition of impairment through earnings in the amount of $570,651 and $341,678 for the nine months ended September 30, 2011 and 2010, respectively.  Specific reserves were calculated for impaired loans with an aggregate carrying amount of $3,518,116 and $1,193,073 at September 30, 2011 and 2010, respectively. The collateral underlying these loans had a fair value of $3,217,000 and $2,069,000, while the claims against collateral from other third parties, shortfall in collateral to appraised amount amounted to $630,656 and $875,927, at September 30, 2011 and 2010, respectively.  This resulted in specific reserves in the allowance for loan losses of $929,952 and $341,678 at September 30, 2011 and 2010, respectively. There were charge-offs of $213,640 and $299,335 for impaired loans with specific reserves during the nine months ended September 30, 2011 and 2010, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $1,363,166 and $769,157 at September 30, 2011 and 2010, respectively, as the underlying collateral was not below the carrying amount.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At September 30, 2011, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recording.  The Company had two foreclosed properties at September 30, 2011 and one foreclosed property at December 31, 2010 totaling $313,044 and $97,500, respectively.  The Company took possession of a commercial property during the third quarter of 2011.  The collateral underlying the loan had a fair value of $215,544, with an aggregate carrying value of $215,544, resulting in no required net charge-off.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$175,023,903	$175,023,903	$110,865,154	$110,865,154
Investment securities:
Held to maturity	6,090,930	6,277,189	2,467,418	2,683,725
Available for sale	43,588,507	43,588,507	21,253,675	21,253,675
Loans receivable, net	743,945,044	749,321,239	660,340,007	672,130,581
Federal Home Loan Bank stock	9,434,800	6,434,800	6,271,600	6,271,600

Liabilities:
NOW and other demand deposit accounts	394,078,109	407,490,109	289,903,528	297,533,528
Passbook savings and club accounts	129,730,696	139,420,696	102,467,025	107,987,025
Certificates	256,755,530	254,931,299	210,963,873	210,964,376
Advances from Federal Home Loan Bank	110,000,000	125,742,534	110,000,000	121,188,927
Junior subordinated debenture	15,464,000	10,824,800	15,464,000	9,278,400

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2011.  The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2011 and December 31, 2010, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.    REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	Residential Property	Commercial Property	Total
Balance, January 1, 2011	$97,500	─	$97,500
Transfers into Real Estate Owned	─	$215,544	215,544
Sales of Real Estate Owned	─	─	─
Balance, September 30, 2011	$97,500	$215,544	$313,044

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

ACQUISITION OF CBHC FINANCIALCORP, INC.

Effective August 1, 2011, the Company completed its acquisition of CBHC Financialcorp, Inc. and its wholly-owned subsidiary, Select Bank.  As part of the transaction, Select Bank was merged with and into Ocean City Home Bank.  At August 1, 2011, Select Bank had total assets of $132.4 million.  The Company paid a total of $12.5 million to the shareholders of CBHC Financialcorp.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Total assets of the Company increased by $181.1 million to $1,021.0 million at September 30, 2011, from $839.9 million at December 31, 2010.  Loans receivable, net, increased $83.6 million, investment and mortgage-backed securities increased $26.0 million and cash and cash equivalents increased by $64.2 million.  Asset growth was primarily the result of the acquisition of CBHC Financialcorp and its subsidiary Select Bank.

Investments

Investments increased $26.0 million to $49.7 million at September 30, 2011 from $23.7 million at December 31, 2010. The increase was the resulted from $20.0 million in purchases of agency securities and $6.0 million of investments acquired from Select Bank.

Loans

Loans receivable, net, increased $83.6 million to $743.9 million at September 30, 2011 from $660.3 million at December 31, 2010.  The increase in the loan portfolio was primarily the result of $83.9 million of loans acquired from Select Bank.  Loan originations totaled $104.9 million for the nine months ended September 30, 2011 compared to $99.5 million originated in the nine months ended September 30, 2010.  Real estate mortgage loan originations totaled $70.4 million, real estate construction loan originations totaled $12.4 million, consumer loan originations totaled $9.9 million and commercial loan originations totaled $12.2 million for nine months ended September 30, 2011.  Origination activity for the period was offset by $105.2 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2011.

	September 30, 2011	December 31, 2010	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$555,116	$514,853	$40,263	7.8%
Commercial and multi-family	82,204	55,238	26,966	48.8
Total real estate – mortgage	637,320	570,091	67,229	11.8

Real estate – construction:
Residential	8,116	7,785	331	4.3
Commercial	4,255	3,724	531	14.3
Total real estate – construction	12,371	11,509	862	7.5

Commercial	24,064	21,963	2,101	9.6

Consumer
Home equity	70,372	57,119	13,253	23.2
Other consumer loans	867	776	91	11.8
Total consumer loans	71,239	57,895	13,344	23.0

Total loans	744,994	661,458	83,536	12.6

Yield adjustment net of credit mark	19	—	—	N/M
Net deferred loan cost	3,051	2,870	181	6.3
Allowance for loan losses	(4,119)	(3,988)	(131)	3.3

Net total loans	$743,945	$660,340	$83,605	12.7%

Non-Performing Assets

Non-performing assets totaled $5.3 million, or 0.52% of total assets, at September 30, 2011 compared to $5.3 million or 0.79% of total assets at December 31, 2010 and $4.1 million, or 0.48% of total assets, at September 30, 2010.  There was no change in total non-performing assets from December 31, 2010.  Non-performing assets consisted of fourteen residential mortgages totaling $4.4 million, two commercial mortgages totaling $240 thousand, two commercial loan totaling $118 thousand, three consumer equity loans totaling $264 thousand and two real estate owned properties totaling $313 thousand. Specific reserves were recorded for eleven of the loans included above in the amount of $930 thousand at September 30, 2011 as compared to eleven loans with specific reserves of $482 thousand at December 31, 2010. Real estate owned increased $215 thousand to $313 thousand at September 30, 2011.  Charge-offs totaled $213 thousand in 2011 compared to $310 thousand for the same period in 2010.

The allowance for loan losses increased $137 thousand to $4.1 million, or 0.55% of total net loans, from $4.0 million at December 31, 2010, or 0.59% of total net loans.  The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions.  The loss factors used to calculate the allowance at September 30, 2011 were slightly higher than at December 31, 2011 due to increases in delinquencies.  At September 30, 2011, the specific allowance on loans individually evaluated for impairment was $930 thousand and pooled allowance on the remainder of the loan portfolio was $3.2 million as compared to specific allowance on loans individually evaluated for impairment of $482 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2010.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,988	$3,476
Provision for loan losses	344	816

Recoveries	—	—
Charge-offs	(213)	(310)
Net (charge-offs) recoveries	(213)	(310)

Allowance at end of period	$4,119	$3,982
Allowance for loan losses as a percent of total loans	0.55%	0.59%
Allowance for loan losses as a percent of non-performing loans	82.64%	100.7%

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans	$4,362	$4,282
Construction	240	729
Commercial	118	134
Consumer loans	264	77
Total of non-accrual and 90 days or more past due loans	4,984	5,222
Real estate owned	313	98
Other nonperforming assets	—	—
Total non-performing assets	$5,297	$5,320
Troubled debt restructurings	—	—
Troubled debt restructurings and total non-performing assets	$5,297	$5,320

Total non-performing loans to total loans	0.67%	0.79%
Total non-performing loans to total assets	0.49%	0.62%
Total non-performing assets and troubled debt
restructurings to total assets	0.52%	0.63%

Deposits

Deposits increased by $177.2 million, or 29.4%, to $780.5 million at September 30, 2011 from $603.3 million at December 31, 2010.  The increase was primarily the result $122.7 million of deposits acquired from Select Bank.  Interest bearing demand deposits increased $87.4 million, non-interest bearing checking increased $16.8 million, savings accounts increased by $27.3 million and certificates of deposit increased by $45.8 million.  The Company continued its focus on attracting core deposits which accounted for all of the increase in deposits less deposits acquired from Select Bank.

The following table summarizes changes in deposits in the nine months ended September 30, 2011.

	September 30,	December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$78,823	$62,071	$16,752	27.0%
Interest-bearing demand deposits	315,255	227,832	87,423	38.4
Savings accounts	129,730	102,467	27,263	26.6
Time deposits	256,756	210,964	45,792	21.7
Total	$780,564	$603,334	$177,230	29.4%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2011 from December 31, 2010.  Other borrowings were unchanged at $15.5 million at September 30, 2011 compared to December 31, 2010.

Stockholders’ Equity

Stockholders’ equity increased $2.8 million to $103.4 million at September 30, 2011, from $100.6 million at December 31, 2010, primarily as a result of net income of $3.6 million in 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net income was $1.2 million for the three months ended September 30, 2011 as compared to $1.44 million for the three months ended September 30, 2010.  The decrease of $226 thousand, or 15.7%, in 2011 from 2010 was due primarily to expenses of $294 thousand (net of tax) related to the acquisition of CBHC Financialcorp, Inc and its subsidiary Select Bank.

Net income was $3.6 million for the nine months ended September 30, 2011 as compared to $4.0 million for the nine months ended September 30, 2010.  The $439 thousand, or 10.9%, decrease in 2011 from 2010 was due primarily to expenses of $538 thousand (net of tax) related to the acquisition of CBHC Financialcorp, Inc and its subsidiary Select Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net income	$1,215	$1,441	$3,577	$4,016
Basic earnings per share	$0.18	$0.21	$0.53	$0.59
Diluted earnings per share	$0.18	$0.21	$0.52	$0.59
Return on average assets (annualized)	0.50%	0.69%	0.53%	0.66%
Return on average equity (annualized)	4.67%	5.72%	4.64%	5.37%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,433	$9,004	$429	4.8%
Investment securities	566	443	123	27.8
Total interest income	9,999	9,447	552	5.8%

INTEREST EXPENSE:
Deposits	1,698	1,983	(285)	(14.4)
Borrowings	1,523	1,523	-	0.0
Total interest expense	3,221	3,506	(285)	(8.1)
Net interest income	$6,778	$5,941	$837	14.1%

Interest income increased by $552 thousand, or 5.8%, for the quarter ended September 30, 2011 compared to September 30, 2010.  The increase resulted from an increase in the average balance of loans, offset by a decrease in the average rate earned on loans and investments.

Interest expense decreased by $285 thousand, or 8.1%, over the same period last year due to a decrease in interest paid on deposits.  The decrease in interest expense resulted from a decrease in the rate paid on deposits, offset by an increase in the average balances of deposits.

The interest rate spread and net interest margin of the Company were 3.58% and 3.55% respectively, for the three months ended September 30, 2011, compared to 3.28% and 3.39% for the same period in 2010.  The increase in the interest rate spread of 30 basis points and margin of 16 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 46 basis points offset by a decrease in the rate earned on interest-earning assets of 16 basis points.  The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on deposits of 44 basis points offset by an increase in the average balances on deposits of $115.6 million.  The decrease in rate on interest earnings assets resulted from a decrease in the average rate earned on loans of 8 basis points and investments of 187 basis points offset by an increase in the average balance of loans of $43.6 million and investments of $19.8 million.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010	$ Change		% Change
	(Dollars in thousands)

INTEREST INCOME:
Loans	$26,617	$27,093		$(476)	(1.8)%
Investment securities	1,587	1,353		234	17.3
Total interest income	$28,204	$28,446	$	(242)	(0.9)%
INTEREST EXPENSE:
Deposits	$4,758	$5,941		$(1,183)	(19.9)
Borrowings	4,531	4,531		-	-
Total interest expense	9,289	10,472		(1,183)	(11.3)
Net interest income	$18,915	$17,974		$941	5.2%

Interest income decreased by $242 thousand, or 0.9%, for the nine months ended September 30, 2011 compared the same period ended September 30, 2010.  The decrease resulted from a decrease in the average rate earned on loans and investments offset by an increase the average balance of loans and investments.

Interest expense decreased by $1.2 million, or 11.3%, over the same period last year due to a decrease in interest paid on deposits.  The decrease in interest expense resulted from a decrease in the rate paid on deposits offset by an increase in the average balances of deposits.

The interest rate spread and net interest margin of the Company were 3.52% and 3.50% respectively, for the nine months ended September 30, 2011, compared to 3.27% and 3.44% for the same period in 2010.  The increase in the interest rate spread of 25 basis points and margin of 6 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 48 basis points offset by a decrease in the rate earned on interest-earning assets of 23 basis points.  The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on deposits of 48 basis points offset by an increase in the average balances on deposits of $86.7 million.  The decrease in rate on interest earnings assets resulted from a decrease in the average rate earned on loans of 18 basis points and investments of 142 basis points offset by an increase in the average balance of loans of $10.4 million and investments of $13.4 million.

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

Average Balance Tables
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$717,630	$9,433	5.26%	$674,048	$9,004	5.34%
Investment securities	45,876	566	4.93%	26,074	443	6.80%
Total interest-earning assets	763,506	9,999	5.24%	700,122	9,447	5.40%
Noninterest-earning assets	208,258			135,642
Total assets	$971,764			$835,764

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$289,791	468	0.65%	$234,869	651	1.11%
Savings accounts	121,978	209	0.69%	88,576	237	1.07%
Certificates of deposit	240,531	1,021	1.70%	213,261	1,095	2.05%
Total interest-bearing deposits	652,300	1,698	1.04%	536,706	1,983	1.48%

FHLB advances	110,000	1,188	4.32%	110,000	1,188	4.32%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,523	4.86%	125,464	1,523	4.86%
Total interest-bearing liabilities	777,764	3,221	1.66%	662,170	3,506	2.12%
Noninterest-bearing demand accounts	75,310			63,169
Other liabilities	14,614			9,687
Total liabilities	867,688			735,026

Stockholders’ equity	104,076			100,738
Total liabilities and stockholders’ equity	$971,764			$835,764

Net interest income		$6,778			$5,941
Interest rate spread			3.58%			3.28%
Net interest margin			3.55%			3.39%
Average interest-earning assets to average interest-bearing liabilities	98.17%			105.73%

Average Balance Tables

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$679,317	$26,617	5.22%	$668,872	$27,093	5.40%
Investment securities	40,703	1,587	5.20%	27,264	1,353	6.62%
Total interest-earning assets	720,020	28,204	5.22%	696,136	28,446	5.45%

Noninterest-earning assets	188,224			110,986
Total assets	$908,244			$807,122

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$271,336	1,318	0.65%	$217,103	1,827	1.12%
Savings accounts	112,288	608	0.72%	83,157	674	1.08%
Certificates of deposit	217,099	2,832	1.74%	213,808	3,439	2.14%
Total interest-bearing deposits	600,723	4,758	1.06%	514,068	5,941	1.54%

FHLB advances	110,000	3,525	4.27%	110,000	3,525	4.27%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%
Total borrowings	125,464	4,531	4.82%	125,464	4,531	4.82%
Total interest-bearing liabilities	726,187	9,289	1.71%	639,532	10,472	2.18%

Noninterest-bearing demand accounts	68,063			58,795
Other	11,169			9,149
Total liabilities	805,419			707,476

Stockholders’ equity	102,825			99,646
Total liabilities and stockholders’ equity	$908,244			$807,122

Net interest income		$18,915			$17,974
Interest rate spread			3.52%			3.27%
Net interest margin			3.50%			3.44%
Average interest-earning assets to average interest-bearing liabilities	99.15%			108.85%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio.  The provision for loan losses was $141 thousand and $344 thousand in the three and nine months ended September 30, 2011 compared to $125 thousand and $816 thousand in the three and nine months ended September 30, 2010.  The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2011 and 2010 and the changes between the periods.

	Three Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$446	$396	12.6%
Cash surrender value of life insurance	131	138	(5.1)
Other	358	302	18.6
Total other income	$935	$836	11.8%

Other income increased $99 thousand, or 11.8%, to $935 thousand for the three-month period ended September 30, 2011 from the same period in 2010.  The increase in service charges income of $50 thousand resulted from higher service charges collected on deposit accounts.  The decrease in cash surrender value of life insurance income of $7 thousand resulted from a lower yield earned on existing policies.  Other income increased $56 thousand primarily from higher debit card commissions received.

The following table summarizes other income for the nine months ended September 30, 2011 and 2010 and the changes between the periods.

	Nine Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,200	$1,278	(6.1)%
Cash surrender value of life insurance	390	412	(5.3)
Other	1,009	840	20.1
Total other income	$2,599	$2,530	2.7%

Other income increased $69 thousand, or 2.7%, to $2.6 million for the nine month period ended September 30, 2011 from the same period in 2010.  The decrease in service charges income of $78 thousand resulted from lower service charges collected on deposit accounts.  The decrease in cash surrender value of life insurance income of $22 thousand resulted from a lower yield earned on existing policies.  Other income increased $169 thousand primarily from higher debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2011 and 2010 and the changes between periods.

	Three Months Ended September 30,
	2011	2010	% Change
OTHER EXPENSE:	(Dollars in thousands)
Salaries and employee benefits	$3,016	$2,459	22.7%
Occupancy and equipment	1,260	970	29.9
Federal insurance premiums	217	166	30.7
Advertising	119	86	38.4
Professional services	380	211	80.1
Real estate owned expense	─	1	N/M
Other operating expense	529	426	24.2
Total other expense	$5,521	$4,319	27.8%

N/M – not measurable

Other expenses increased $1.2 million, or 27.8%, to $5.5 million for the three month period ended September 30, 2011 from the same period in 2010.  Costs associated with the acquisition of CBCH Financialcorp and its subsidiary Select Bank increased salaries and employee benefits $120 thousand, occupancy and equipment $125 thousand, professional services $157 thousand and other operating expenses $32 thousand.  Increased expenses resulting from the acquired operations of Select Bank were salaries and employee benefits of $129 thousand, occupancy and equipment of $66 thousand, FDIC insurance of $51 thousand, advertising of $3 thousand and other operating expenses of $18 thousand.    The remaining expense increases were the result of normal increases in year over year operations.

The following table summarizes other expense for the nine months ended September 30, 2011 and 2010 and the changes between the periods.

	Nine Months Ended September 30,
	2011	2010	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$8,197	$7,408	10.7%
Occupancy and equipment	3,378	2,929	15.3
Federal insurance premiums	590	496	19.0
Advertising	371	313	18.5
Professional services	985	593	66.1
Real estate owned expense	2	4	(50.0)
Other operating expense	1,464	1,403	4.3
Total other expense	$14,987	$13,146	14.0%

Other expenses increased $1.8 million, or 14.0%, to $15.0 million for the nine month period ended September 30, 2011 from the same period in 2010. Costs associated with the acquisition of CBCH Financialcorp and its subsidiary Select Bank increased salaries and employee benefits $120 thousand, occupancy and equipment $235 thousand, professional services $336 thousand and other operating expenses of $46 thousand.  Increased expenses resulting from the acquired operations of Select Bank were salaries and employee benefits of $129 thousand, occupancy and equipment of $66 thousand, FDIC insurance of $51 thousand, advertising of $3 thousand and other operating expenses of $18 thousand.    The remaining expense increases were the result of normal increases in year over year operations.

Income Taxes

Income taxes decreased $57 thousand to $835 thousand for an effective tax rate of 40.7% for the three months ended September 30, 2011, compared to $892 thousand for an effective tax rate of 38.2% from the same period in 2010.  The decrease in tax was a result of lower taxable income.

Income taxes increased $80 thousand to $2.6 million for an effective tax rate of 42.1% for the nine months ended September 30, 2011, compared to $2.5 million for an effective tax rate of 38.6% from the same period in 2010.  The increase in tax was a result of lower taxable income offset by merger expenses that are not tax deductable.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $175.0 million.  Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $31.4 million at September 30, 2011.  In addition, at September 30, 2011, we had the ability to borrow a total of approximately $244 million from the Federal Home Loan Bank of New York.

At September 30, 2011, we had $60.9 million in loan commitments outstanding, which included $14.0 million in undisbursed loans, $26.6 million in unused home equity lines of credit and $20.3 million in commercial lines and letters of credit.  Certificates of deposit due within one year of September 30, 2011 totaled $163.7 million, or 63.8% of certificates of deposit.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2011, the Bank exceeded all of its regulatory capital requirements with tangible capital of $96.4 million, or 9.50% of total adjusted assets, which is above the required level of $15.1 million or 1.50%; core capital of $96.4 million, or 9.50% of total adjusted assets which is above the required level of $40.3 million or 4.00%; and risk-based capital of $101.0 million, or 19.35% of risk-weighted assets, which is above the required level of $41.5 million or 8.00%.  The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2011 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	8.15%	14.72%
100 basis point decrease in rates	N/M	N/M

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 and 24-month periods.  Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12-month if rates rose by 200 basis points. In addition, a decline in rates by 100 basis points in both the 12- and 24-month periods has been determined by management as not possible and therefore deemed not measurable.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2011 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$82,972	$(38,051)	(31)%	9.83%	(361) bp
200	99,897	(21,126)	(17)	11.53	(191)
100	114,077	(6,946)	(6)	12.87	(57)
50	118,421	(2,602)	(2)	13.24	(20)
0	121,023			13.44
(50)	120,046	(977)	(1)	13.29	(15)
(100)	120,799	(224)	0	13.32	(12)

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

For the three months and nine ended September 30, 2011 and September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 5,137 shares of its common stock at an average cost of $11.49 per share during the quarter ended September 30, 2011 and did not have any outstanding repurchase authorizations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [RESERVED]

Item 5.  Other Information

  None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0
The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO. (Registrant)

Date: November 14, 2011	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 14, 2011	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President