Form 10-K
period 2011-12-31
Ocean Shore Holding Co.
filed 2012-03-15
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 0-53856

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	80-0282446 (I.R.S. Employer Identification No.)
1001 Asbury Avenue, Ocean City, New Jersey (Address of principal executive offices)	08226 (Zip Code)

Registrant’s telephone number, including area code: (609) 399-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $76,643,843, based on a closing price of $12.08.

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 7,291,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

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

Market Area

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of twelve full-service offices, of which ten are located in Atlantic County and two in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wachovia (now owned by Wells Fargo & Company), and TD Bank (formerly Commerce Bank). These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2011, we had a deposit market share of 10.3% in Atlantic County (after giving effect to the acquisition of Select Bank), which represented the 4th largest deposit market share, respectively, out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 9.3%, which represented the 6th largest market share out of 14 banks with offices in the county.

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

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2011, 38.6% of our one- to four-family mortgage loans were secured by second homes and 13.6% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

Consumer Loans. At December 31, 2011, nearly all of our consumer loans were home equity loans or lines of credit. The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. In response to the current low interest rate environment, in 2009 we introduced a rate floor of 4½% on new and renewed lines of credit. Home equity loans are fixed-rate loans. We offer home equity loans with a maximum combined loan-to-value ratio at underwriting of 90% and lines of credit with a maximum loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. We have a good working relationship with many realtors in our market area and employ three account executives solely for the purpose of soliciting loans. Our Web site accepts on-line applications and branch personnel are trained to take applications. We also employ four commercial loan officers.

We generally originate loans for portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, we had no loans held for sale.

In 2007, we established a relationship with a local mortgage broker through which we purchase loans. All loans purchased through this channel are underwritten by us. During 2011, $554 thousand in loans were purchased under this arrangement. At December 31, 2011, purchased loans totaled $8.2 million.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2011, our regulatory limit on loans to one borrower was $14.3 million. At that date, our largest lending relationship was $3.9 million and included three commercial loans secured by commercial real estate located in Atlantic County, New Jersey, all of which were performing according to their original repayment terms at December 31, 2011.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2011 totaled $20.1 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2011.

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

At December 31, 2011, 30.5% of our investment portfolio consisted of mortgage-backed securities issued primarily by government sponsored enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2011 possessed the highest possible investment credit rating at that date. The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2011, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2011, commercial deposits totaled $157.5 million, or 20.9% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2011, we had $118.8 million in deposits from 9 municipalities and 16 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

 Personnel

As of December 31, 2011 we had 161 full-time employees and 45 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s only subsidiary is Ocean City Home Bank.

Ocean City Home Bank’s only active subsidiary is Seashore Financial Services, LLC. Seashore Financial Services receives commissions from referrals for the sale of insurance and investment products.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Ocean Shore Holding is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board. Ocean City Home Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits.

Ocean City Home Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Ocean City Home Bank must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of the Comptroller of the Currency and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Ocean City Home Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ocean Shore Holding, Ocean City Home Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, makes extensive changes in the regulation and supervision of federal savings institutions like Ocean City Home Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency assumed primary responsibility for examining Ocean City Home Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as Ocean Shore Holding, was transferred to the Federal Reserve Board. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

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

Holding Company Regulation

Ocean Shore Holding is a unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company that was in existence prior to May 4, 1999, Ocean Shore Holding is generally not restricted as to the types of business activities in which it may engage, provided that Ocean City Home Bank continues to be a qualified thrift lender. See “Federal Savings Association Regulation - QTL Test.” No company may acquire control of a savings association unless that company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Ocean Shore Holding of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of the Comptroller of the Currency, Ocean Shore Holding would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies, subject to the prior approval of the Federal Reserve Board, and certain activities authorized by Federal Reserve Board regulation. In addition, Ocean Shore Holding may also engage in activities permitted for financial holding companies under certain conditions, including the filing of an election to be treated as a financial holding company with the Federal Reserve Board.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will not be includable as Tier 1 capital, except that instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions, which will require holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

Source of Stregnth. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Ocean Shore Holding’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of Ocean Shore Holding. A change in control definitively occurs upon the acquisition of 25% or more of Ocean Shore Holding’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings associations are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. Federal savings associations must meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, Ocean City Home Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Ocean City Home Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of the institution’s assessment base, which is calculated as total assets minus tangible equity. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

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

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action as a violation of law. As of December 31, 2011, Ocean City Home Bank maintained 83.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal Reserve Board and Office of the Comptroller of the Currency regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the Office of the Comptroller of the Currency. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. In the event Ocean City Home Bank’s capital fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, Ocean City Home Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Federal Reserve Board determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes Oxley Act of 2002 generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ocean City Home Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Ocean City Home Bank may make to insiders based, in part, on Ocean City Home Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $6.4 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, and general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Ocean City Home Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2011, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio was applied above $58.8 million. The first $10.7 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. Ocean City Home Bank complies with the foregoing requirements.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2011.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004. Age 56.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 51.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 45.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 62.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 57.

ITEM 1A.	RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2011, $547.9 million, or 75.2%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $67.6 million, or 9.3%, of our loan portfolio consisted of home equity loans. Declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2011, 38.6% of our one- to four-family mortgage loans were secured by second homes and 13.6% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2011, $104.8 million, or 14.4%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may fail to realize the anticipated benefits of the acquisition of CBHC Financialcorp.

The success of our acquisition of CBHC Financialcorp, Inc. (“CBHC”) will depend on, among other things, our ability to realize the anticipated cost savings and to combine the businesses of Select Bank and Ocean City Home Bank in a manner that permits growth opportunities and does not materially disrupt existing customer relationships of Select Bank or result in decreased revenues due to any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by Ocean City Home’s primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.52% of total loans outstanding and 66.3% of nonperforming loans at December 31, 2011. Our allowance for loan losses at December 31, 2011, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2011, our investment portfolio included four corporate debt securities with a book value of $5.7 million and an estimated fair value of $4.1 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities. At December 31, 2011, we had an investment of $6.4 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Higher FDIC deposit insurance premiums and assessments will hurt our earnings.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, which is the most recent date for which information is available, we held 10.3% of the deposits in Atlantic County, New Jersey (after giving effect to the acquisition of Select Bank), which represented the 4th largest share of deposits, respectively, out of 16 financial institutions with offices in the county. As of June 30, 2011, we held 9.3% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 14 financial institutions with offices in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board, which regulates savings and loan holding companies, the Office of the Comptroller of the Currency, which regulates all national banks and federal savings associations, and by the Federal Deposit Insurance Corporation, as our insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Ocean City Home Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated Ocean City Home Bank, was merged into the Office of the Comptroller of the Currency, which until then only regulated national banks. As a result of the Dodd-Frank Act, savings and loan holding companies, including Ocean City Home, are now regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Ocean City Home Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Ocean City Home Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our twelve full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Absecon, Northfield, Margate City, Mays Landing, Galloway, Hammonton and Egg Harbor City, New Jersey. We own all of our offices, except for those in Absecon, Northfield and Hammonton. The lease for our Absecon office expires in 2014 and has an option for an additional five years. The lease for our Northfield office expires in 2021 and has an option for an additional one year. The lease for our Hammonton office expires in 2021 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $14.1 million at December 31, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2011 and 2010. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 2 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2011:
Fourth Quarter	$10.88	$10.05	$0.06
Third Quarter	12.45	10.01	0.06
Second Quarter	13.00	12.01	0.06
First Quarter	13.25	11.40	0.06

Year Ended December 31, 2010:
Fourth Quarter	$11.98	$10.42	$0.06
Third Quarter	11.66	10.15	0.06
Second Quarter	11.60	10.20	0.06
First Quarter	11.69	8.90	0.06

As of March 1, 2012, there were approximately 782 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2011

The Company did not repurchase any of its common stock during the quarter ended December 31, 2011 and did not have any outstanding repurchase authorizations.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$994,730	$839,857	$770,145	$678,474	$629,523
Investment securities	52,732	23,721	29,427	37,405	58,916
Loans receivable, net	727,626	660,340	663,663	594,452	528,058
Deposits	752,455	603,334	537,422	455,955	415,231
Borrowings	125,464	125,464	125,464	149,264	143,694
Total equity	104,680	100,554	97,335	64,387	63,047

Operating Data:
Interest and dividend income	$38,087	$37,716	$37,225	$35,919	$32,619
Interest expense	12,186	13,829	15,038	17,093	17,481
Net interest income	25,901	23,887	22,187	18,826	15,138
Provision for loan losses	473	892	1,251	373	261
Net interest income after provision for loan losses	25,428	22,995	20,936	18,453	14,877
Other income	3,538	3,403	3,101	2,768	2,622
Impairment charge on AFS securities	—	—	(1,077)	(2,235)	—
Other expenses	20,376	17,523	16,134	14,265	13,069
Income before taxes	8,590	8,875	6,826	4,721	4,430
Provision for income taxes	3,532	3,431	2,615	1,792	1,639
Net income	$5,058	$5,444	$4,211	$2,929	$2,791

Per Share Data*:
Earnings per share, basic	$0.75	$0.80	$0.60	$0.42	$0.39
Earnings per share, diluted	$0.74	$0.80	$0.59	$0.41	$0.39
Dividends per share	0.24	0.24	0.23	0.17	—
Weighted average shares – basic	6,748,334	6,798,317	7,064,161	7,039,134	7,126,175
Weighted average shares – diluted	6,831,989	6,798,317	7,112,526	7,117,657	7,234,092

* Earnings per share, dividends per share and average common shares have been adjusted where appropriate to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.54%	0.66%	0.58%	0.44%	0.47%
Return on average equity	4.90	5.45	6.20	4.55	4.42
Interest rate spread (1)	3.54	3.30	3.05	2.70	2.40
Net interest margin (2)	3.51	3.43	3.32	3.07	2.78
Noninterest expense to average assets	2.18	2.13	2.15	2.15	2.22
Efficiency ratio (3)	69.21	64.21	63.70	65.90	73.59
Average interest-earning assets to average interest-bearing liabilities	98.17	106.68	112.40	113.14	111.79
Average equity to average assets	11.03	12.17	9.39	9.69	10.74

Capital Ratios (4):
Tangible capital	9.72	10.39	10.87	9.74	9.97
Core capital	9.72	10.39	10.87	9.74	9.97
Total risk-based capital	19.40	20.21	19.22	16.95	17.60

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.52	0.60	0.52	0.45	0.44
Allowance for loan losses as a percent of nonperforming loans	58.0	76.7	188.4	136.0	779.9
Non-performing loans as a percent of total loans	0.89	0.79	0.28	0.33	0.06
Non-performing assets as a percent of total assets	0.66	0.63	0.25	0.29	0.05

_______________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses. The noninterest expenses we incur in operating our business consist primarily of expenses for salaries and employee benefits and for occupancy and equipment. We also incur expenses for items such as professional services, advertising, office supplies, insurance, telephone, and postage. Our largest noninterest expense is for salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, ATM and data processing expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits.

Acquisition of CBHC Financialcorp, Inc.

On August 1, 2011, the Company acquired all of the outstanding common stock of CBHC, parent company of Select Bank, in a cash-out merger for a total purchase price of $12.5 million. Select Bank has been merged into the Bank, with the Bank as the surviving entity. Based in Egg Harbor City, New Jersey, CBHC operated five banking offices in Atlantic County, New Jersey at the date of acquisition. As a result of the transaction, the Company has expanded its service area in Atlantic County. The Company expects to reduce costs through consolidation of overlapping offices. The results of operations acquired in the CBHC transaction have been included in the Company’s financial results since August 1, 2011.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

Other Than Temporary Impairment. We assess whether a decline is other than temporary with respect to a debt security which has a fair value less than the book value by considering whether (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. We bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. We use the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then apply a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate we determine from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs when available. The difference between the fair market value and the credit loss is recognized in other comprehensive income. Additional information regarding our accounting for investment securities is included in notes 2 and 3 to the notes to consolidated financial statements.

Deferred Income Taxes. We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income as well as judgments about availability of capital gains. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. Further, an inability to employ a qualifying tax strategy to utilize our deferred tax asset arising from capital losses may give rise to an additional valuation allowance. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. When applicable, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

Fair Value Measurement. We account for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 establishes a framework for measuring fair value. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Goodwill and Core Deposit Intangibles. Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates the identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management performs an annual goodwill impairment test and whenever events occur or circumstances change that indicates the fair value of a reporting unit may be below its carrying value.

Balance Sheet Analysis

General. Total assets increased $154.9 million, or 18.4%, to $994.7 million at December 31, 2011 from $839.9 million at December 31, 2010. Total loans, net, increased $67.3 million, or 10.2%, during 2011 to $727.6 million. Investment and mortgage-backed securities increased $29.0 million during the year due to $52.7 million. Cash and cash equivalents increased $44.8 million to $155.7 million. Asset and deposit growth in 2011 was primarily the result of the acquisition of Select Bank and, to a lesser extent, an additional increase in deposits of $26.2 million to $752.5 million. Federal Home Loan Bank advances were unchanged at $110.0 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 73.1% of total assets at December 31, 2011, compared to 78.6% of total assets at December 31, 2010.

Loans receivable, net, increased $67.3 million, or 10.2%, in 2011 to $727.6 million. Total loan originations in 2011 totaled $134.6 million. One- to four-family residential loans increased $33.1 million, or 6.4%, to $547.9 million representing 75.2% of total loans. One-to four-family residential loan originations accounted for $81.1 million, or 60.2%, of total loan originations. Commercial real estate mortgages increased $21.8 million, or 39.5%, to $77.1 million representing 10.6% of total loans. Commercial real estate loan originations totaled $7.8 million, or 5.8%, of total loan originations. Construction loans increased $339 thousand, or 2.9%, to $11.8 million representing 1.6% of total loans. Construction loan originations totaled $17.9 million, or 13.3%, of total loan originations. Commercial loans increased $2.0 million, or 9.0%, to $23.9 million representing 3.3% of total loans. Commercial loan originations totaled $15.5 million, or 11.5%, of total originations. Consumer loans, almost all of which are home equity loans, increased $9.7 million, or 16.8%, to $67.6 million representing 9.3% of total loans. Consumer loan originations totaled $12.8 million, or 9.5%, of total loan originations.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate - mortgage:
One- to four-family residential	$547,906	75.2%	$514,853	77.8%	$521,361	78.6%	$464,731	78.2%	$408,145	77.3%
Commercial and multi-family	77,073	10.6	55,238	8.4	49,802	7.5	42,612	7.2	33,319	6.3
Total real estate - mortgage loans	624,979	85.8	570,091	86.2	571,163	86.1	507,343	85.4	441,464	83.6

Real estate - construction:
Residential	8,057	1.1	7,785	1.2	5,606	0.8	7,858	1.3	5,099	1.0
Commercial	3,791	0.5	3,724	0.6	2,937	0.4	1,021	0.2	5,143	1.0
Total real estate - construction loans	11,848	1.6	11,509	1.8	8,543	1.2	8,879	1.5	10,242	1.9

Commercial	23,937	3.3	21,963	3.3	22,893	3.4	17,111	2.8	17,324	3.3
Consumer:
Home equity	66,788	9.2	57,119	8.6	60,730	9.2	60,020	10.1	58,084	11.0
Other	810	0.1	776	0.1	795	0.1	957	0.2	972	0.2
Total consumer loans	67,598	9.3	57,895	8.7	61,525	9.3	60,977	10.3	59,056	11.2

Total loans	728,362	100.0%	661,458	100.0%	664,124	100.0%	594,310	100.0%	528,086	100.0%

Net deferred loan costs (fees)	3,026		2,870		3,015		2,826		2,279
Allowance for loan losses	(3,762)		(3,988)		(3,476)		(2,684)		(2,307)
Loans, net	$727,626		$660,340		$663,663		$594,452		$528,058

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

(In thousands)	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$331	$11,345	$12,477	$295	$24,448
More than one to five years	10,485	503	3,105	5,466	19,559
More than five years	614,163	─	8,355	61,837	684,355
Total	$624,979	$11,848	$23,937	$67,598	$728,362

Interest rate terms on amounts due after one year:
Fixed-rate loans	$493,940	$7,017	$6,747	$37,946	$545,650
Adjustable-rate loans	131,039	4,831	17,190	29,652	182,712
Total	$624,979	$11,848	$23,937	$67,598	$728,362

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2011	2010	2009	2008	2007

Total loans, net, at beginning of period	$660,340	$663,663	$594,452	$528,058	$433,342
Loans originated:
Real estate-mortgage	88,369	87,052	119,446	108,797	111,987
Real estate-construction	17,873	18,033	14,407	14,117	13,145
Commercial	15,517	13,995	14,411	13,308	8,502
Consumer	12,847	16,854	23,237	23,860	27,973
Total loans originated	134,606	135,934	171,501	160,082	161,607
Loans purchased	554	1,174	38	4,379	12,668
Loans acquired through acquisition of Select Bank	81,608	—	—	—	—
Deduct:
Real estate loan principal repayments	109,380	104,365	69,164	62,778	49,109
Loan sales	—	—	—	—	—
Other repayments	39,593	35,410	31,175	35,460	31,037
Total loan repayments	148,973	139,775	100,339	98,238	80,146
Transfer to real estate owned	191	—	925	—	—
Loans charged -off	700	—	461	—	—
Increase (decrease) due to deferred loan fees and allowance for loan losses	382	(656)	(603)	171	587
Net increase in loan portfolio	67,286	(3,323)	69,211	66,394	94,716
Total loans, net, at end of period	$727,626	$660,340	$663,663	$594,452	$528,058

Securities. At December 31, 2011 our securities portfolio represented 5.3% of total assets, compared to 2.8% at December 31, 2010. Investment securities increased $29.0 million to $52.7 million at December 31, 2011 from $23.7 million at December 31, 2010 primarily the result of new purchases of $25.0 million of U. S. agency securities and $4.0 million of municipal securities.

The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2011		2010		2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. Government and agencies	$25,660	$25,685	$ ─	$ ─	$772	$774
Agency mortgage-backed	13,447	14,128	12,609	13,405	17,264	18,027
Corporate debt	7,700	6,110	8,199	6,403	8,197	5,738
Municipal	830	832	1,420	1,431	1,419	1,431
Total debt securities	47,637	46,755	22,228	21,239	27,652	25,970
Equity securities and mutual funds	3	13	3	14	3	17
Total securities available for sale	47,640	46,768	22,231	21,253	27,655	25,987

Securities held to maturity:
Agency mortgage-backed	1,944	2,128	2,467	2,639	3,440	3,580
Municipal	4,020	4,020	—	—	—	—
Total securities held to maturity	5,964	6,148	2,467	2,639	3,440	3,580
Total	$53,604	$52,916	$24,698	$23,891	$31,095	$29,567

At December 31, 2011, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2011, mortgage-backed securities with adjustable rates totaled $2.9 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
At December 31, 2011 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available for sale:
U. S. Government and agency	$ ─	─	$33	3.88%	$10,037	2.00%	$15,590	1.32%	$25,660	1.59%
Mortgage-backed	─	─	577	4.38%	500	2.07%	12,370	4.56%	13,447	4.61%
Corporate debt	─	─	1,000	3.84%	─	─	6,700	6.05%	7,700	5.77%
Municipal	─	─	─	─	─	─	830	4.90%	830	4.90%
Total securities available for sale	$ ─	─	$1,610	4.03%	$10,537	2.02%	$35,490	3.43%	$47,637	3.18%

Securities held to maturity:
Mortgage-backed	$ ─	─	$1	9.50%	$42	5.95%	$1,902	5.36%	$1,945	5.38%
Municipal	4,020	1.21%	─	─	─	─	─	─	4,020	1.21%
Total held to maturity debt securities	$4,020	1.21%	$1	9.50%	$42	5.95%	$1,902	5.36%	$5,965	2.57%

Total	$4,020	1.21%	$1,611	4.03%	$10,579	2.21%	$37,392	3.52%	$53,602	3.11%

Deposits. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2011 and 2010, there were approximately $118.8 million and $108.6 million of such deposits.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $149.1 million, or 24.7%, in 2011, primarily as a result of the acquisition of Select Bank. The change in deposits consisted of increases in demand deposits of $88.4 million, savings accounts of $27.9 million and time deposits of $32.9 million.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 67.6% of total deposits at December 31, 2011, compared to 65.1% in 2010.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$75,551	10.0%	$62,071	10.3%	$53,254	9.9%
Interest-bearing demand deposits	302,721	40.3	227,832	37.8	196,168	36.5
Savings accounts	130,324	17.3	102,467	17.0	73,977	13.8
Time deposits	243,859	32.4	210,964	34.9	214,023	39.8

Total	$752,455	100.0%	$603,334	100.0%	$537,422	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

At December 31, 2011 (In thousands)	Certificates of Deposit
Maturity Period
Three months or less	$15,923
Over three through six months	11,090
Over six through twelve months	26,230
Over twelve months	37,033
Total	$90,276

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009

Maximum amount outstanding at any month end during the period:
FHLB advances	$110,000	$110,000	$142,900
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$110,000	$110,000	$121,842
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	4.23%	4.23%	3.87%
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$110,000	$110,000	$110,000
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	4.23%	4.23%	4.23%
Securities sold under agreements to repurchase	—	—	—
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances were unchanged at $110.0 million at December 31, 2011 from December 31, 2010. These advances mature starting in 2014 through 2017.

Securities sold under agreements to repurchase was unchanged during 2011. At December 31, 2011, the Company had no securities sold under agreements to repurchase.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Table 9: Overview of 2011, 2010 and 2009

(Dollars in thousands)	2011	2010	2009	% Change 2011/2010	% Change 2010/2009

Net income	$5,058	$5,444	$4,211	(7.1)%	29.3%
Return on average assets	0.54%	0.66%	0.58%	(18.2)	13.8
Return on average equity	4.90%	5.45%	6.20%	(10.1)	(12.1)
Average equity to average assets	11.03%	12.17%	9.39%	(9.4)	29.6

2011 vs. 2010. Net income decreased $386 thousand, or 7.1%, in 2011 to $5.1 million. The decrease was due primarily to expenses of $586 thousand (net of tax) related to the acquisition of CBHC Financialcorp, Inc and its subsidiary Select Bank. Other expenses excluding acquisition costs increased $2.0 million and were offset by increases in net interest income of $2.0 million and other income of $135 thousand and a decrease in the provision for loan losses of $419 thousand.

2010 vs. 2009. Net income increased $1.2 million, or 29.3%, in 2010 to $5.4 million. The increase in net interest income over the prior year was the result of an increase in net interest income of $1.7 million, a reduction of $359 thousand in the provision for loan losses and an increase in non-interest income of $1.4 million due primarily to a decrease in other than temporary impairment charges of investment securities of $1.1 million in 2010 over 2009. Offsetting these increases, other expenses increased $1.4 million and income taxes increased $817 thousand, primarily from increased taxable income.

Net Interest Income.

2011 vs. 2010. Net interest income increased $2.0 million, or 8.4%, to $25.9 million for 2011 from $23.9 million in 2010. The increase in net interest income for 2011 was primarily attributable to a lower cost of deposits and an increase in interest earning assets.

Total interest and dividend income increased $371 thousand, or 1.0%, to $38.0 million for 2011, as growth in interest income was enhanced by an increase in the average balance of loans and investments, which was partially offset by a decrease in the yield on earnings assets. Interest income on loans increased $7 thousand as the average balance of the portfolio grew $24.6 million, or 3.7%, but was offset by the average yield decrease of 19 basis points to 5.18%. The decrease in the average yield was the result of lower rates on new loans originated. Increased balances offset by a lower yield in the investment portfolio accounted for the 20.0% increase of $365 thousand in interest income on investment securities in 2011. The average balance of the investment portfolio increased $17.3 million, or 65.1%, in 2011, while the average yield decreased 188 basis points to 4.98% as a result of lower rates earned on new investments in the portfolio.

Total interest expense decreased $1.6 million, or 11.9%, to $12.2 million for 2011 as interest paid on deposits declined while interest pain on borrowings was unchanged. The average balance of interest-bearing deposits increased $99.2 million, or 18.8%, in 2011 due to increases of $58.6 million in the average balance of interest-bearing checking, $29.3 million in the average balance of savings accounts and $11.4 million in the average balance of certificates of deposit. The increase in the average balance of deposits during 2011 was due primarily to deposits acquired from Select Bank which added approximately $55 million to the average balance of deposits in 2011. The average interest rate paid on deposits decreased 50 basis points as a result of the prevailing lower interest rate environment during 2011. Interest paid on borrowings was unchanged in 2011.

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

Table 10: Net Interest Income – Changes Due to Rate and Volume

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$187	$(180)	$7	$1,748	$(973)	$775
Investment securities	629	(265)	364	(410)	126	(284)
Total interest-earning assets	816	(445)	371	1,338	(847)	491

Interest expense:
Deposits	2,072	(3,715)	(1,643)	1,945	(3,100)	(1,155)
FHLB advances	—	—	—	(490)	436	(54)
Subordinated debt	—	—	—	—	—	—
Total interest-bearing liabilities	2,072	(3,715)	(1,643)	1,455	(2,664)	(1,209)
Net change in interest income	$(1,256)	$3,270	$2,014	$(117)	$1,817	$1,700

Provision for Loan Losses.

2011 vs. 2010. Provision for loan losses decreased $419 thousand to $473 thousand in 2011 as compared to $892 thousand in 2010. The decrease in the provision for loan losses for 2011 resulted from decreases in specific reserves required on non-performing loans in 2011 compared to 2010. Loan loss provisions in 2011 were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio, level of charge-offs and the current economic conditions.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

(Dollars in thousands)	2011	2010	2009	% Change 2011/2010	% Change 2010/2009

Service charges	$1,648	$1,700	$1,757	(3.1)%	(3.2)%
Cash surrender value of life insurance	522	553	435	(5.6)	27.1
Gain (loss) on sale of AFS securities	10	─	6	N/M	N/M
Impairment charge on AFS securities	─	─	(1,077)	N/M	N/M
Other	1,358	1,150	903	18.1	27.4
Total	$3,538	$3,403	$2,024	4.0%	68.1%

2011 vs. 2010. Total other income increased $135 thousand, or 4.0%, in 2011 from 2010 due primarily to an increase of $208 thousand in fees collected on debit card commissions offset by decreases of $52 thousand in service charges collected on deposit accounts and $31 thousand in income on the cash surrender value of bank-owned life insurance.

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

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

(Dollars in thousands)	2011	2010	2009	% Change 2011/2010	% Change 2010/2009

Salaries and employee benefits	$11,201	$9,805	$8,800	14.2%	11.4%
Occupancy and equipment	4,620	3,952	3,690	16.9	7.1
FDIC deposit insurance	717	670	784	7.0	(14.5)
Advertising	497	433	455	14.8	(4.8)
Professional services	1,298	807	696	60.8	15.9
Supplies	267	226	240	18.1	5.8
Telephone	123	101	103	21.8	(1.9)
Postage	190	171	151	11.1	13.2
Charitable contributions	146	137	144	6.6	4.9
Insurance	161	146	139	10.3	5.0
Real estate owned expenses	1	5	(17)	(80.0)	N/M
All other	1,155	1,070	949	7.9	12.8
Total	$20,376	$17,523	$16,134	16.3%	8.6%

2011 vs. 2010. Total other expenses increased $2.9 million, or 16.3%, to $20.4 million in 2011 compared to $17.5 million in 2010. Costs associated with the acquisition of CBHC Financialcorp and its subsidiary Select Bank accounted for $826 thousand in expenses in 2011. Costs resulting from the addition of the ongoing operations of Select Bank increased salaries and benefits $272 thousand, occupancy and equipment $180 thousand and all other expenses $64 thousand. The remaining expense increases were the result of normal increases in year over year operations.

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

Income Taxes.

2011 vs. 2010. Income tax expense was $3.5 million for 2011 compared to $3.4 million for 2010. The effective tax rate for 2011 was 41.1% compared to 38.7% for 2010. The increase in income tax expense for the year ended 2011 compared to 2010 was primarily the result of lower taxable income offset by merger expenses that are not tax deductable.

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

Table 13: Average Balance Tables

	Year Ended December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$693,496	$35,897	5.18%	$668,910	$35,890	5.37%	$634,862	$35,115	5.53%
Investment securities	43,943	2,190	4.98	26,623	1,826	6.86	32,473	2,110	6.50
Total interest-earning assets	737,439	38,087	5.16	695,533	37,716	5.42	667,335	37,225	5.58

Noninterest-earning assets	197,815			125,265			55,930
Total assets	$935,254			$820,798			$723,265

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$283,921	1,598	0.56%	$225,365	2,389	1.06%	$182,388	2,253	1.24%
Savings accounts	116,498	759	0.65	87,220	904	1.04	62,539	701	1.12
Certificates of deposit	225,313	3,775	1.68	213,945	4,482	2.09	211,471	5,976	2.83
Total interest-bearing deposits	625,732	6,132	0.98	526,530	7,775	1.48	456,398	8,930	1.96

FHLB advances	110,000	4,713	4.29	110,000	4,713	4.29	121,842	4,767	3.91
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67
Total borrowings	125,464	6,054	4.83	125,464	6,054	4.83	137,306	6,108	4.45
Total interest-bearing liabilities	751,196	12,186	1.62	651,994	13,829	2.12	593,704	15,038	2.53

Noninterest-bearing demand accounts	69,980			59,825			53,993
Other	10,893			9,127			7,663
Total liabilities	832,069			720,946			655,360

Retained earnings	103,185			99,852			67,905
Total liabilities and retained earnings	$935,254			$820,798			$723,265

Net interest income		$25,901			$23,887			$22,187
Interest rate spread			3.54%			3.30%			3.05%
Net interest margin			3.51%			3.43%			3.22%
Average interest-earning assets to average interest- bearing liabilities	98.17%			106.68%			112.40%

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

Nonperforming assets totaled $6.6 million, or 0.66%, of total assets, at December 31, 2011, compared to $5.3 million, or 0.63%, total assets at December 31, 2010. Non-performing assets consisted of twenty-two residential mortgage loans totaling $4.7 million, two commercial mortgage loans totaling $392 thousand, three commercial loans totaling $318 thousand, five consumer equity loans totaling $198 thousand and one real estate owned property totaling $98 thousand. Specific reserves recorded for these loans at December 31, 2011 were $386 thousand.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans:
Real estate—mortgage loans	$4,768	$4,282	$1,593	$1,861	$295
Construction	392	729	139	—	—
Commercial	318	134	22	—	—
Consumer	198	77	91	112	1
Total	5,676	5,222	1,845	1,973	296
Troubled debt restructurings –nonaccrual	805	—	—	—	—
Total nonaccrual loans	6,481	5,222	1,845	1,973	296
Real estate owned	98	98	98	—	—

Total nonperforming assets	$6,579	$5,320	$1,943	$1,973	$296

Total nonperforming loans to total loans	0.89%	0.79%	0.28%	0.33%	0.06%

Total nonperforming loans to total assets	0.65%	0.62%	0.24%	0.29%	0.05%

Total nonperforming assets to total assets	0.66%	0.63%	0.25%	0.29%	0.05%

Interest income that would have been recorded for the year ended December 31, 2011 had nonaccruing loans been current according to their original terms amounted to $250 thousand.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Classified assets increased to $16.6 million at December 31, 2011 from $11.9 million at December 31, 2010. The increase in classified assets reflects the addition of $5.0 million in commercial mortgage loans, $947 thousand of commercial loans and $220 thousand in consumer loans offset by a decrease of $1.5 million in residential mortgage loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2011	2010	2009

Special mention assets	$5,527	$1,125	$1,808
Substandard assets	10,928	10,381	8,869
Doubtful and loss assets	149	409	40
Total classified assets	$16,604	$11,915	$10,717

Table 16: Loan Delinquencies (1)

	At December 31,
	2011		2010		2009
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$666	$—	$1,584	$—	$639	$—
Commercial loans	12	—	82	—	149	34
Consumer loans	219	199	—	—	99	—
Total	$897	$199	$1,666	$—	$887	$34

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

At December 31, 2011, our allowance for loan losses represented 0.51% of total net loans. The allowance for loan losses decreased to $3.7 million at December 31, 2011 from $4.0 million at December 31, 2010 due to the addition to the provision for loan losses of $473 thousand offset by net charge-offs of $699 thousand. The decrease in the provision for loan losses for 2011 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, lack of growth in the loan portfolio and the current economic conditions. At December 31, 2011, the specific allowance on impaired or collateral-dependent loans was $386 thousand and the general valuation allowance on the remainder of the loan portfolio was $3.3 million.

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

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2011			2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$2,973	79.0%	85.8%	$3,013	75.6%	85.3%	$2,745	79.0%	86.1%
Real estate-construction loans	98	2.6	1.6	32	0.8	2.0	49	1.4	1.2
Commercial	229	6.1	3.3	269	6.7	3.4	276	7.9	3.4
Consumer	462	12.3	9.3	674	16.9	9.3	406	11.7	9.3
Total allowance for loan losses	$3,762	100.0%	100.0%	$3,988	100.0%	100.0%	$3,476	100.0%	100.0%

	At December 31,
	2008			2007
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$1,693	63.1%	85.3%	$1,387	60.1%	83.6%
Real estate-construction loans	39	1.5	1.5	64	2.8	1.9
Commercial	605	22.5	2.9	528	22.9	3.3
Consumer	347	12.9	10.3	328	14.2	11.2
Total allowance for loan losses	$2,684	100.0%	100.0%	$2,307	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of period	$3,988	$3,476	$2,684	$2,307	$2,050
Provision for loan losses	$473	$892	$1,251	$373	$261
Charge-offs:
Real estate-mortgage loans	559	16	420	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	90	47	—	—	—
Consumer loans	51	317	40	—	8
Total charge-offs	700	380	460	—	8
Recoveries:
Real estate-mortgage loans	—	—	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	1	—	1	4	4
Total recoveries	1	—	1	4	4
Net charge-offs (recoveries)	699	380	459	(4)	4
Allowance at end of period	$3,762	$3,988	$3,476	$2,684	$2,307
Allowance to nonperforming loans	58.0%	76.4%	188.4%	136.0%	779.9%
Allowance to total loans outstanding at the end of the period	0.52%	0.60%	0.52%	0.45%	0.44%
Net charge-offs to average loans outstanding during the period	0.10%	0.06%	0.07%	N/M	N/M

_______________________

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2011 we experienced charge-offs of $700 thousand on 16 properties based on current appraisals of non-performing properties. In years prior to 2009, our net charge-offs were low, with most charge-offs relating to consumer loans. We believe that our strict underwriting standards and, prior to 2007, a prolonged period of rising real estate values in our market area has been the primary reason for the absence of charged-off real estate loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2011 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	2.05%	3.97%
100 basis point decrease in rates	N/M	N/M
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

The 200 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be positively (within our internal guidelines) in the 12- and 24-month periods if rates rose by 200 basis points.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: NPV Analysis

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$127,130	$(9,577)	(7)%	12.54%	(58	)bp
200	139,519	2,811	2	13.53	41
100	143,018	6,310	5	13.74	62
50	140,161	3,453	3	13.45	33
0	136,708			13.12
(50)	130,280	(6,427)	(5)	12.54	(58)
(100)	127,012	(9,695)	(7)	12.23	(89)

The Office of the Comptroller of the Currency uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $155.7 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $39.9 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow an additional $262.6 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $262.6 million. On that date, we had no overnight advances outstanding.

At December 31, 2011, we had $67.0 million in commitments outstanding, which included $9.4 million in undisbursed construction loans, $26.8 million in unused home equity lines of credit and $20.0 million in commercial lines and letters of credit. Certificates of deposit due within one year of December 31, 2011 totaled $155.0 million, or 63.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
At December 31, 2011 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Commitments to originate loans	$10,690	$10,690	$ ─	$ ─	$ ─
Unused portion of unsecured consumer lines of credit	50	─	─	─	50
Unused portion of home equity lines of credit	26,849	245	856	838	24,910
Unused portion of commercial lines of credit	18,012	17,107	715	3	187
Unused portion of commercial letters of credit	1,998	1,998	─	─	─
Undisbursed portion of construction loans in process	9,429	8,627	802	─	─
Total	$67,028	$38,667	$2,373	$841	$25,147

Table 22: Contractual Obligations

		Payments due by period
At December 31, 2011 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Short-term debt obligations	$ ─	$ ─	$ ─	$ ─	$ ─
Long-term debt obligations	210,701	6,090	27,122	73,588	103,901
Time deposits	243,859	154,166	79,694	7,690	2,309
Operating lease obligations(1)	1,346	246	354	318	428
Total	$455,906	$160,502	$107,170	$81,596	$106,638

______________________

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
(In thousands)	2011	2010	2009

Investing activities:
Loan originations, net of repayments	$(14,285)	$1,573	$70,856
Securities purchased	55,495	1,474	—
Loans purchased	554	714	—

Financing activities:
Increase in deposits	$26,277	$65,912	$81,467
Increase (decrease) in FHLB advances	—	—	(23,800)
Increase (decrease) in securities sold under agreements to repurchase	—	—	—

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from Ocean City Home Bank. The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board and the Office of the Comptroller of the Currency, but with prior notice to the Federal Reserve Board and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company had liquid assets of $5.9 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2011, Ocean City Home Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2011 and 2010, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the internal control over financial reporting of Ocean Shore Holding Co. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 15, 2012

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
ASSETS	2011	2010

Cash and amounts due from depository institutions	$6,616,214	$5,330,211
Interest-earning bank balances	149,036,727	105,534,943
Cash and cash equivalents	155,652,941	110,865,154

Investment securities held to maturity
(estimated fair value— $6,147,579 at December 31, 2011 and $2,638,725 at December 31, 2010)	5,964,393	2,467,418
Investment securities available for sale
(amortized cost— $47,639,832 at December 31, 2011 and $22,230,208 at December 31, 2010)	46,767,668	21,253,675
Loans—net of allowance for loan losses of $3,762,295 and $3,988,076 at December 31, 2011 and 2010	727,626,278	660,340,007
Accrued interest receivable:
Loans	2,550,769	2,350,978
Investment securities	294,492	151,401
Federal Home Loan Bank stock—at cost	6,434,800	6,271,600
Office properties and equipment—net	14,054,679	12,905,526
Prepaid expenses and other assets	6,033,252	4,665,491
Real estate owned	97,500	97,500
Cash surrender value of life insurance	18,812,573	14,890,746
Deferred tax asset	4,484,212	3,597,612
Goodwill	5,279,609	-
Other intangible assets	677,000	-

TOTAL ASSETS	$994,730,166	$839,857,108

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits	$75,551,232	$62,070,772
Interest bearing deposits	676,903,679	541,263,654
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debentures	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,999,306	3,494,418
Accrued interest payable	1,146,482	1,146,224
Other liabilities	6,985,863	5,864,523

Total liabilities	890,050,562	739,303,591

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 issued and 7,291,643 outstanding shares at December 31, 2011 and 7,307,590 issued and 7,296,780 outstanding shares at December 31, 2010	73,076	73,076
Additional paid in capital	64,408,624	64,013,608
Retained earnings - partially restricted	45,147,396	41,736,830
Treasury stock - at cost: 15,947 at December 31, 2011 and 10,810 at December 31, 2010	(174,232)	(115,208)
Common stock acquired by employee benefit plans	(3,665,478)	(4,007,478)
Deferred compensation plans trust	(538,982)	(516,142)
Accumulated other comprehensive loss	(570,800)	(631,169)

Total stockholders' equity	104,679,604	100,553,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$994,730,166	$839,857,108

See notes to consolidated financial statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009

INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$35,896,702	$35,890,060	$35,114,968
Taxable interest on mortgage-backed securities	679,971	837,780	1,203,937
Non-taxable interest on municipal securities	79,554	73,045	76,134
Taxable interest and dividends on investments securities	1,431,179	915,137	830,283

Total interest and dividend income	38,087,406	37,716,022	37,225,322

INTEREST EXPENSE:
Deposits	6,131,735	7,774,870	8,929,773
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	6,054,259	6,054,248	6,108,370

Total interest expense	12,185,994	13,829,118	15,038,143

NET INTEREST INCOME	25,901,412	23,886,904	22,187,179

PROVISION FOR LOAN LOSSES	473,235	891,791	1,251,223

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,428,177	22,995,113	20,935,956

OTHER INCOME:
Service charges	1,647,741	1,700,150	1,756,930
Increase in cash surrender value of life insurance	521,827	552,956	435,477
Gain on sale of securities	10,014	5	6,133
Impairment charge on AFS securities	-	-	(1,077,400)
Other	1,358,596	1,150,243	902,905

Total other income	3,538,178	3,403,354	2,024,045

OTHER EXPENSES:
Salaries and employee benefits	11,201,078	9,805,344	8,800,064
Occupancy and equipment	4,620,115	3,951,711	3,690,207
Federal insurance premiums	716,645	669,619	783,972
Advertising	497,429	432,746	455,448
Professional services	1,298,464	806,557	695,572
Real estate owned activity	1,001	5,209	(17,025)
Charitable contributions	146,421	136,926	143,987
Other operating expenses	1,895,424	1,714,724	1,581,753

Total other expenses	20,376,577	17,522,836	16,133,978

INCOME BEFORE INCOME TAXES	8,589,778	8,875,631	6,826,023

INCOME TAXES:
Current	3,718,868	3,933,022	3,979,948
Deferred	(187,474)	(501,627)	(1,365,326)

Total income taxes	3,531,394	3,431,395	2,614,622

NET INCOME	$5,058,384	$5,444,236	$4,211,401

Earnings per share basic	$0.75	$0.80	$0.60
Earnings per share diluted	$0.74	$0.80	$0.59

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

					Common Stock	Deferred	Accumulated
		Additional			Acquired for	Compensation	Other
	Common	Paid-In	Retained	Treasury	Employee	Plans	Comprehensive	Total
	Stock	Capital	Earnings	Stock	Benefit Plans	Trust	Income (Loss)	Equity
BALANCE— January 1, 2009	$87,627	$38,516,037	$35,517,684	$(5,332,015)	$(2,289,990)	$(485,037)	$(1,627,447)	$64,386,859

Comprehensive income:
Net income	-	-	4,211,401	-	-	-	-	4,211,401
Other comprehensive income—
Reclassification adjustment for OTTI impairment (net of tax of $117,579)	-	-	-	-	-	-	345,820	345,820
Unrealized holding gain arising during the period (net of tax of $105,415)	-	-	-	-	-	-	212,503	212,503
Comprehensive income:								4,769,724
Purchase of treasury stock	-	-	-	(97,022)	-	-	-	(97,022)
Unallocated ESOP shares commited to employees	-	-	-	-	229,000	-	-	229,000
Excess of fair value above cost of ESOP shares committed to be released	-	(59,676)	-	-	-	-	-	(59,676)
Restricted stock shares	-	397,425	-	-	-	-	-	397,425
Stock options	-	105,412	-	-	-	-	-	105,412
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(10,704)	-	(10,704)
Current year dividends declared	-	-	(711,880)	-	-	-	-	(711,880)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	45,837	-	-	-	-	45,837
Dividend received from disolution of MHC	-	19,162	-	-	-	-	-	19,162
Proceeds from sales of common stock, net	-	30,521,254	-	-	-	-	-	30,521,254
Exchange of shares due to 2nd step stock offering	(14,546)	14,546	-	-	-	-	-	-
Purchase of shares for ESOP	-	-	-	-	(2,260,888)	-	-	(2,260,888)
Retirement of treasury stock	-	(4,300,452)	(1,128,585)	5,429,037	-	-	-	-

BALANCE— December 31, 2009	$73,081	$65,213,708	$37,934,457	$(0)	$(4,321,878)	$(495,741)	$(1,069,124)	$97,334,503

Comprehensive income:
Net income	-	-	5,444,236	-	-	-	-	5,444,236
Other comprehensive income—
Unrealized holding gain arising during the period (net of tax of $253,347)	-	-	-	-	-	-	437,954	437,954
Comprehensive income:								5,882,190
Purchase of treasury stock	-	-	-	(115,208)	-	-	-	(115,208)
Unallocated ESOP shares commited to employees	-	-	-	-	314,400	-	-	314,400
Excess of fair value above cost of ESOP shares committed to be released	-	50,622	-	-	-	-	-	50,622
Restricted stock shares	-	307,600	-	-	-	-	-	307,600
Stock options	-	91,730	-	-	-	-	-	91,730
Purchase of restricted stock shares	-	(1,634,059)	-	-	-	-	-	(1,634,059)
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(20,401)	-	(20,401)
Current year dividends declared	-	-	(1,753,190)	-	-	-	-	(1,753,190)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	111,328	-	-	-	-	111,328
Proceeds from sales of common stock, net	-	(15,998)	-	-	-	-	-	(15,998)
Exchange of shares due to 2nd step stock offering	(5)	5	-	-	-	-	-	-

BALANCE— December 31, 2010	$73,076	$64,013,608	$41,736,830	$(115,208)	$(4,007,478)	$(516,142)	$(631,169)	$100,553,517

Comprehensive income:
Net income	-	-	5,058,384	-	-	-	-	5,058,384
Other comprehensive income—
Unrealized holding gain arising during the period (net of tax of $44,001)	-	-	-	-	-	-	60,369	60,369
Comprehensive income:								5,118,753
Purchase of treasury stock	-	-	-	(59,024)	-	-	-	(59,024)
Unallocated ESOP shares commited to employees	-	-	-	-	342,000	-	-	342,000
Excess of fair value above cost of ESOP shares committed to be released	-	55,149	-	-	-	-	-	55,149
Restricted stock shares	-	201,584	-	-	-	-	-	201,584
Stock options	-	138,283	-	-	-	-	-	138,283
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(22,840)	-	(22,840)
Current year dividends declared	-	-	(1,750,919)	-	-	-	-	(1,750,919)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	103,101	-	-	-	-	103,101

BALANCE— December 31, 2011	$73,076	$64,408,624	$45,147,396	$(174,232)	$(3,665,478)	$(538,982)	$(570,800)	$104,679,604

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$5,058,384	$5,444,236	$4,211,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	892,746	1,156,727	862,627
Provision for loan losses	473,235	891,791	1,251,223
Deferred income taxes	(187,474)	(501,627)	(1,365,326)
Stock based compensation expense	737,016	764,352	672,161
Impairment charge on AFS securities	-	-	1,077,400
Gain on call of AFS securities	(10,014)	-	(6,133)
Gain on sale of AFS securities	-	(5)	-
Gain on sale of real estate owned	-	-	(55,325)
Cash surrender value of life insurance	(521,827)	(552,956)	(435,477)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	12,320	123,022	(132,522)
Prepaid expenses and other assets	(379,206)	791,963	(1,944,817)
Accrued interest payable	(47,095)	812	(5,009)
Other liabilities	892,055	491,754	803,656
Net cash provided by operating activities	6,920,140	8,610,069	4,933,859

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,732,726	4,639,188	6,333,529
Mortgage-backed securities held to maturity	521,271	963,377	659,782
Collateralized mortgage obligations	31,491	-	-
Agency securities available for sale	-	-	286,802
Loans originated, net of repayments	14,317,127	3,460,918	(71,212,636)
Purchases of:
Loans receivable	(554,000)	(1,174,273)	-
Investment securities held to maturity	(4,900,000)	(1,474,102)	(659,727)
Investment securities available for sale	(50,595,000)	-	-
Federal Home Loan Bank stock	-	(123,600)	(10,032,400)
Office properties and equipment	(949,200)	(382,570)	(2,734,907)
Life insurance contracts	(3,400,000)	(1,500,000)	(1,542,598)
Proceeds from sales of:
Federal Home Loan Bank stock	20,900	-	10,979,500
Investment securities available for sale	713,680	771,533	500,000
Real estate owned	206,421	-	883,107
Proceeds from maturities and calls of:
Investment securities held to maturity	1,000,000	1,474,102	672,307
Investment securities available for sale	26,105,000	-	-
Mortgage-backed securities available for sale	130,464	-	-
Cash acquired, net of cash paid in acquisition	27,053,885	-	-
Net cash used in (provided by) investing activities	13,434,765	6,654,573	(65,867,241)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS       (Continued)

	Years Ended December 31,
	2011	2010	2009
FINANCING ACTIVITIES:
Increase in deposits	$26,277,162	$65,912,331	$81,467,090
Advances from Federal Home Loan Bank, net	-	-	(23,800,000)
Dividends paid	(1,750,919)	(1,753,190)	(711,880)
Purchase of shares by deferred compensation plans trust	(22,840)	(1,654,460)	(10,704)
Purchase of treasury stock	(59,024)	(115,208)	(97,022)
Purchase of ESOP shares	-	-	(2,260,888)
Unallocated ESOP dividends applied to ESOP loan	103,101	111,328	45,837
(Decrease) increase in advances from borrowers for taxes and insurance	(114,598)	87,999	258,084
Proceeds from issuance of common stock	-	(15,998)	30,521,254
Dividend received from dissolution of MHC	-	-	19,162

Net cash provided by financing activities	24,432,882	62,572,802	85,430,933

INCREASE IN CASH AND CASH EQUIVALENTS	44,787,787	77,837,444	24,497,551

CASH AND CASH EQUIVALENTS—Beginning of period	110,865,154	33,027,710	8,530,159

CASH AND CASH EQUIVALENTS—End of period	$155,652,941	$110,865,154	$33,027,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$12,231,735	$13,828,306	$15,043,152

Income taxes	$3,449,574	$4,178,080	$3,798,784

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$206,421	$-	$925,281

See notes to consolidated financial statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010 AND 2009

1.	NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is the holding company for Ocean City Home Bank (“Bank”), a federally chartered savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank. The Bank has one active subsidiary, Seashore Financial Services, LLC, which receives commissions from the sale of insurance products.

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

The Bank is subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”) which insures its deposits. The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the twelve regional banks that comprise the FHLB System.

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

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to the allowance for loan losses, goodwill and intangible impairment, deferred income taxes and the fair value measurements of financial instruments. Actual results could differ from those estimates.

Treasury Stock—Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

The Company held 15,947 shares in treasury stock at a cost of $174,000 at December 31, 2011 and 10,810 shares in at a cost of $115,000 at December 31, 2010. The Company retired its 451,258 shares of treasury stock totaling $5.4 million as a result of the completion of its second-step reorganization on December 18, 2009 and subsequently held no treasury stock on December 31, 2009.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment Securities— The Company’s debt securities include both those that are held to maturity and those that are available for sale. The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2011 and 2010, the Company had no unsettled purchases or sales of investment securities. The following provides further information on the Company’s accounting for debt securities:

a.	Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.
b.	Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and determined using the adjusted cost of the specific security sold or called. Sales of available for sale securities for the twelve months ended December 31, 2011 totaled $713,680. There were no sales of available for sale securities for the twelve months ended December 31, 2010 and 2009.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments – Debt and Equity Securities, the Company evaluates its debt securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment, which has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows, where market-based observable inputs are not available; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The fair value is based on market prices or market-based observable inputs are available. The difference between the fair market value and the credit loss is recognized in other comprehensive income. An impairment charge is recorded if the review described above concludes that the decline in value is other-than-temporary. The Company did not record any OTTI for the years ended December 31, 2011 and 2010. The securities portfolio for the year ended December 31, 2009 was deemed to include two other-than-temporary impaired investments. As a result, the Company recorded an OTTI charge of $1.1 million during the year ended December 31, 2009.

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

Office Properties and Equipment - Net—Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets as follows: buildings and improvements, ten to thirty nine years or at the lesser of the life of improvement or the lease; furniture and equipment, three to seven years. The costs of maintenance and repairs are expensed as incurred, and renewals and betterments are capitalized.

Real Estate Owned—Real estate owned is comprised of property acquired through foreclosure, deed in lieu and bank property that is not in use. The property acquired through foreclosure is carried at the lower of the related loan balance or fair value of the property based on an appraisal less estimated cost to dispose. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Bank property is carried at the lower of cost or fair value less estimated cost to dispose. Costs to maintain real estate owned and any subsequent gains or losses are included in the Company’s Consolidated Statements of Operations.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key employees. The Bank is the primary beneficiary of insurance policies on the lives of officers and employees of the Bank. These policies are recorded at their cash surrender value and the Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition. The company accounts for split dollar life insurance in accordance with FASB ASC 715-60, Defined Benefit Plans – Other Post-Retirement. The guidance provides for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.

Allowance for Loan Losses— The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

Goodwill and Core Deposit Intangibles—Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates the identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

Goodwill is not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management performs an annual goodwill impairment test and whenever events occur or circumstances change that indicates the fair value of a reporting unit may be below its carrying value.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2011 and 2010.

Income Taxes— The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income as well as judgments about availability of capital gains. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. Further, an inability to employ a qualifying tax strategy to utilize our deferred tax asset arising from capital losses may give rise to an additional valuation allowance. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. When applicable, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statement of income. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Judgment may be involved in applying the requirements of FASB ASC 740.

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

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2011 and 2010, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

The Company’s 2005 and 2010 Equity-Based Incentive Plans (the “Equity Plans”) authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Equity Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Equity Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.

In June 2010, the shareholders of the Company approved the adoption of the 2010 Equity Based Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan provides for the grant of shares of common stock of the Company to officers, directors and employees of the Company. In order to fund the grant of shares under the 2010 Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 141,306 shares of the Company’s common stock in the open market for approximately $1.6 million, resulting in an average price of $11.53 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the 2010 Equity Plan, 99,000 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2010 and 4,950 shares were granted in March of 2011. Non-vested restricted stock award shares granted under the 2010 Equity Plan will vest at the rate of 20% per year over five years. As of December 31, 2011, 18,810 shares have been fully vested, 103,950 shares issued and 4,950 shares were forfeited.

Compensation expense related to the restricted stock shares granted from the Equity Plans is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2011 and 2010, 18,810 and 30,125 shares were earned each year by participants of the Equity Plans, respectively, based on the proportional vesting of the awarded shares. During the years ended December 31, 2011, 2010 and 2009, approximately $202,000, $308,000 and $397,000, respectively, was recognized as compensation expense for the granted shares of the Equity Plans.

The Equity Plans also authorize the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 650,804 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plans of which 53,018 options were awarded on August 17, 2011, 13,600 options were awarded on March 15, 2011, 257,010 options were awarded on August 18, 2010, 34,182 were options were awarded on November 20, 2007, 21,103 options were awarded on November 21, 2006 and 348,203 options were awarded on August 10, 2005. At December 31, 2011, 17,400 options issued in 2010, 3,516 options issued in 2007, 1,319 options issued in 2006 and 54,077 options issued in 2005 have been forfeited.

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

New Accounting Pronouncements—In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts. This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis. The new accounting guidance is effective beginning January 1, 2012, and should be applied prospectively. The Company does not anticipate the adoption of this update will have a material impact on its consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$4,020,000	$-	$-	$4,020,000
US treasury and government sponsored
entity mortgage-backed securities	1,944,393	183,186	-	2,127,579
Totals	$5,964,393	$183,186	$-	$6,147,579

Available for Sale
Debt securities:
Municipal	$830,000	$2,000	$-	$832,000
Corporate	7,700,531	35,450	(1,625,673)	6,110,308
US treasury and federal agencies	25,660,016	24,720	(148)	25,684,588
Equity securities	2,596	11,980	(2,034)	12,542
US treasury and government sponsored
entity mortgage-backed securities	13,446,689	707,047	(25,506)	14,128,230
Totals	$47,639,832	$781,197	$(1,653,361)	$46,767,668

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
US treasury and government sponsored
entity mortgage-backed securities	$2,467,418	$171,307	$-	$2,638,725
Totals	$2,467,418	$171,307	$-	$2,638,725

Available for Sale
Debt securities:
Municipal	$1,419,971	$11,410	$-	$1,431,381
Corporate	8,198,927	-	(1,795,691)	6,403,236
Equity securities	2,596	13,562	(1,777)	14,381
US treasury and government sponsored
entity mortgage-backed securities	12,608,714	795,963	-	13,404,677
Totals	$22,230,208	$820,935	$(1,797,468)	$21,253,675

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Debt securities:
US treasuries	$32,797	$(148)	$-	$-	$32,797	$(148)
Corporate	-	-	4,076,639	(1,625,673)	4,076,639	(1,625,673)
US Treasury and government sponsored
entity mortgage-backed securities	2,685,526	(25,506)	-	-	2,685,526	(25,506)
Equity securities	-	-	562	(2,034)	562	(2,034)
Totals	$2,718,323	$(25,654)	$4,077,201	$(1,627,707)	$6,795,524	$(1,653,361)

			December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Debt securities:
Corporate	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)
Totals	$978,030	$(52,429)	$5,425,006	$(1,743,262)	$6,403,036	$(1,795,691)

Management has reviewed its investment securities as of December 31, 2011 and 2010 and has determined that all declines in fair value below amortized cost are temporary.

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

66

	2011	2010
Credit component of OTTI as of January 1,	$3,000,000	$3,000,000

Additions for credit related OTTI charges on previously unimpaired securities	-	-

Reductions for securities sold during the period	-	-

Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	-	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	-	-

Credit component of OTTI as of December 31,	$3,000,000	$3,000,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit ratings below investment grade at December 31, 2011. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	30 years	31 years

Corporate Debt Securities – The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At December 31, 2011, two debt securities and two single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 29.0% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of December 31, 2011, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

At December 31, 2010, one debt security and four single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 32.1% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of December 31, 2010, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2011 and 2010, the Company had no agency mortgage-backed securities with unrealized losses for 12 months or longer.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2011 and 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$4,020,000	$4,020,000	$-	$-
Due after 1 year
through 5 years	-	-	1,032,945	961,057
Due after 5 years
through 10 years	-	-	10,037,072	10,052,417
Due after 10 years	-	-	23,120,531	21,613,422
Total	$4,020,000	$4,020,000	$34,190,548	$32,626,896

	December 31, 2010
	Available for Sale Securities
		Estimated
	Amortized	Fair
	Cost	Value
Due within 1 year	$-	$-
Due after 1 year
through 5 years	1,000,000	908,160
Due after 5 years
through 10 years	-	-
Due after 10 years	8,618,898	6,926,457
Total	$9,618,898	$7,834,617

Equity securities had a cost of $2,596 and a fair value of $12,542 as of December 31, 2011 and a cost of $2,596 and fair value of $14,381 as of December 31, 2010. Mortgage-backed securities had a cost of $15,391,082 and a fair value of $16,255,809 as of December 31, 2011 and a cost of $15,076,132 and a fair value of $16,043,402 as of December 31, 2010.

4.	LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2011	2010

Real estate - mortgage:
One-to-four family residential	$547,906,420	$514,853,007
Commercial and multi-family	77,072,427	55,237,743
Total real - estate mortgage	624,978,847	570,090,750

Real estate - construction:
Residential	8,057,416	7,785,191
Commercial	3,790,673	3,723,800
Total real estate - construction	11,848,089	11,508,991

Commercial	23,937,050	21,963,288

Consumer
Home equity	66,787,820	57,119,018
Other consumer loans	809,965	775,569
Total consumer loans	67,597,785	57,894,587

Total loans	728,361,771	661,457,616

Net deferred loan cost	3,026,802	2,870,467
Allowance for loan losses	(3,762,295)	(3,988,076)

Net total loans	$727,626,278	$660,340,007

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $10,874,000 and $3,099,000 at December 31, 2011 and 2010, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2011 and 2010, the composition of these loans was approximately $545,650,000 and $514,221,000, respectively, of fixed rate loans and $182,712,000 and $147,237,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2011	2010	2009

Balance, beginning of year	$3,988,076	$3,476,040	$2,683,956
Provision for loan loss	473,235	891,791	1,251,223
Charge-offs	(700,325)	(379,755)	(460,541)
Recoveries	1,309	-	1,402

Balance, end of year	$3,762,295	$3,988,076	$3,476,040

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $473,000 for the year ended December 31, 2011 as compared to $892,000 for the comparable period in 2010. A contributing factor in the decrease of the loan loss provision for the year ended December 31, 2011 compared to 2010 was less general reserves required of $114,000 in 2011 compared to $323,000 in 2010 due to no loan growth in 2011 offset by additional specific reserves on impaired loans of $587,000 in 2011 compared to $569,000 in 2010.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2011, 2010 and 2009, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at December 31, 2011 and 2010 consisted of non-accrual loans that amounted to $5,676,819 and $5,222,374, respectively, and non-accrual troubled debt restructurings of $805,095 and $0, respectively. The reserve for delinquent interest on loans totaled $425,384 and $246,558 at December 31, 2011 and 2010, respectively.

Year end non-accrual loans segregated by class of loans were as follows:

	2011	2010
Real Estate
1-4 Family Residential	$4,768,395	$4,282,002
Commercial and Multi-Family	392,146	729,289
Real Estate Construction	-	-
Commercial	318,230	134,238
Consumer	198,048	76,845
Non-accrual loans	5,676,819	5,222,374
Troubled debt restructuring, non-accrual	805,095	-
Total non-accrual loans	$6,481,914	$5,222,374

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 and 2010 is as follows:

	30-69 Days	60-89 Days	Greater Than	Total Past		Total Loan
	Past Due	Past Due	90 Days	Due	Current	Receivables

2011
Real Estate
1-4 Family Residential	$665,563	$-	$4,768,395	$5,433,958	$542,472,462	$547,906,420
Commercial and Multi-Family	12,318	-	392,146	404,464	76,667,963	77,072,427
Construction	-	-	-	-	11,848,089	11,848,089
Commercial	-	-	318,230	318,230	23,618,820	23,937,050
Consumer	218,766	198,995	198,048	615,809	66,981,976	67,597,785
Total	$896,647	$198,995	$5,676,819	$6,772,461	$721,589,310	$728,361,771

2010
Real Estate
1-4 Family Residential	$1,584,054	$-	$4,282,002	$5,866,056	$508,986,951	$514,853,007
Commercial and Multi-Family	-	-	729,289	729,289	54,508,454	55,237,743
Construction	-	-		-	11,508,991	11,508,991
Commercial	-	-	134,238	134,238	21,829,050	21,963,288
Consumer	81,600	-	76,845	158,445	57,736,142	57,894,587
Total	$1,665,654	$-	$5,222,374	$6,888,028	$654,569,588	$661,457,616

Year end impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,287,176	$2,287,176	$-	$190,598
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	183,937	183,937	-	36,787
With an allowance recorded
Real Estate
1-4 Family Residential	3,286,313	3,764,871	371,554	328,631
Commercial and Multi-Family	-	-	-	-
Commercial	-	-	-	-
Consumer	14,111	14,111	14,286	14,111
Total
Real Estate
1-4 Family Residential	$5,573,489	$6,052,047	$371,554	$519,229
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	198,048	198,048	14,286	50,898

2010
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,997,524	$2,997,524	$-	$428,218
Commercial and Multi-Family	729,289	729,289	-	243,096
Commercial	98,885	98,885	-	98,885
Consumer	27,919	27,919	-	27,919
With an allowance recorded
Real Estate
1-4 Family Residential	1,284,478	1,284,478	359,301	256,895
Commercial and Multi-Family	-	-	-	-
Commercial	35,353	35,353	73,285	35,353
Consumer	48,926	48,926	49,161	48,926
Total
Real Estate
1-4 Family Residential	$4,282,002	$4,282,002	$359,301	$685,113
Commercial and Multi-Family	729,289	729,289	-	243,096
Commercial	134,238	134,238	73,285	134,238
Consumer	76,845	76,845	49,161	76,845

Included in impaired loans at December 31, 2011 was one troubled debt restructuring (“TDR”) which had a specific reserve of $161,100. The following table presents an analysis of the Company’s TDR agreement entered into during the year ending December 31, 2011. The Company had no TDRs as of December 31, 2010.

	As of December 31, 2011
		Outstanding Recorded Investment
	Number of Contracts	Pre-Modification	Post-Modification
1-4 Family Residential Real Estate	1	$805,095	$805,095

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table presents classified loans by class of loans as of December 31, 2011 and 2010.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Grade:
Special Mention	$1,779,742	$927,945	$3,518,440	$-	$-	$-	$-	$-	$229,156	$197,031
Substandard	6,134,849	8,291,507	2,760,244	1,310,396	-	-	1,494,731	476,895	538,676	302,046
Doubtful and Loss	148,849	288,977	-	-	-	-	-	70,686	-	48,926
Total	$8,063,440	$9,508,429	$6,278,684	$1,310,396	$-	$-	$1,494,731	$547,581	$767,832	$548,003

The following table presents the credit risk profile of loans based on payment activity as of December 31, 2011 and 2010.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Performing	$542,332,930	$510,571,005	$76,680,281	$54,508,454	$11,848,089	$11,508,991	$23,618,820	$21,829,050	$67,399,737	$57,817,742
Non-Performing	5,573,490	4,282,002	392,146	729,289	-	-	318,230	134,238	198,048	76,845
Total	$547,906,420	$514,853,007	$77,072,427	$55,237,743	$11,848,089	$11,508,991	$23,937,050	$21,963,288	$67,597,785	$57,894,587

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family	Commercial and
	Residential	Multi-Family	Construction	Commercial	Consumer	Total
2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(558,727)	-	-	(90,694)	(50,904)	(700,325)
Recoveries	-	-	-	-	1,309	1,309
Provision for loan losses	340,372	178,225	65,331	51,338	(162,031)	473,235
Ending balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295

Ending balance: individually evaluated for impairment	$371,554	$-	$-	$-	$14,286	$385,840

Ending balance: collectively evaluated for impariment	$2,141,416	$459,987	$97,825	$229,055	$448,172	$3,376,455

Loan Receivables:
Ending balance	$547,906,420	$77,072,427	$11,848,089	$23,937,050	$67,597,785	$728,361,771

Ending balance: individually evaluated for impairment	$5,573,490	$392,146	$-	$318,230	$198,048	$6,481,914

Ending balance: collectively evaluated for impariment	$542,332,930	$76,680,281	$11,848,089	$23,618,820	$67,399,737	$721,879,857

2010
Allowance for credit losses:
Beginning Balance	$2,220,529	$524,107	$49,680	$275,826	$405,898	$3,476,040
Charge-offs	(16,316)	(35,347)	-	(10,860)	(317,232)	(379,755)
Recoveries	-	-	-	-	-	-
Provision for loan losses	527,112	(206,998)	(17,186)	3,445	585,418	891,791
Ending balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076

Ending balance: individually evaluated for impairment	$359,300	$-	$-	$73,285	$49,510	$482,095

Ending balance: collectively evaluated for impariment	$2,372,025	$281,762	$32,494	$195,126	$624,574	$3,505,981

Loan Receivables:
Ending balance	$514,853,007	$55,237,743	$11,508,991	$21,963,288	$57,894,587	$661,457,616

Ending balance: individually evaluated for impairment	$4,282,002	$729,289	$-	$134,238	$76,845	$5,222,374

Ending balance: collectively evaluated for impariment	$510,571,005	$54,508,454	$11,508,991	$21,829,050	$57,817,742	$656,235,242

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2011	2010	2009

Balance, beginning of year	$5,286,954	$5,128,215	$4,991,656
Additions	858,000	160,750	605,000
Repayments and other	(713,323)	(458,681)	(468,441)
Balance, end of year	$5,431,631	$4,830,284	$5,128,215

5.	OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2011	2010
Land	$3,520,937	$3,215,775
Buildings and improvements	13,460,171	12,717,379
Furniture and equipment	6,872,155	6,079,969

Total	23,853,263	22,013,123
Accumulated depreciation	(9,798,584)	(9,107,597)

Net	$14,054,679	$12,905,526

For the years ended December 31, 2011, 2010 and 2009, depreciation expense amounted to $934,075, $973,765, and $1,007,813, respectively.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$378,271,640	0.28%	$289,903,528	0.66%
Passbook savings and club accounts	130,324,314	0.46%	102,467,025	1.07%

Subtotal	508,595,954		392,370,553

Certificates with original maturities:
Within one year	83,200,428	0.66%	93,134,491	1.11%
One to three years	135,954,595	1.76%	94,347,156	2.17%
Three years and beyond	24,703,934	3.10%	23,482,226	3.48%

Total certificates	243,858,957		210,963,873

Total	$752,454,911		$603,334,426

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2011 and 2010 amounted to $90,275,593 and $83,439,728, respectively. Currently, deposit amounts in excess of $250,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2011 and 2010 amounted to $118,827,074 and 108,593,238, respectively.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest	December 31,
Due	Rate	2011	2010

December 17, 2014	3.765%	$15,000,000	$15,000,000
December 21, 2015	4.540%	5,000,000	5,000,000
April 11, 2016	4.795%	10,000,000	10,000,000
August 22, 2016	4.361%	10,000,000	10,000,000
February 28, 2017	4.070%	10,000,000	10,000,000
April 5, 2017	4.580%	10,000,000	10,000,000
June 22, 2017	4.609%	20,000,000	20,000,000
August 1, 2017	4.320%	10,000,000	10,000,000
November 16, 2017	3.875%	20,000,000	20,000,000
		$110,000,000	$110,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $403,107,521 and $368,748,204 at December 31, 2011 and 2010, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2011	2010

Weighted average balance during the period	$110,000,000	$110,000,000
Maximum month-end balance during the period	110,000,000	110,000,000
Balance outstanding at the end of the period	110,000,000	110,000,000

Weighted average interest rate during the period	4.23%	4.23%
Weighted average interest rate at the end of the period	4.23%	4.23%

Unused lines of credit and borrowing capacity available for short-term and long-term borrowings from the FHLB of New York at December 31, 2011 and 2010 were $262,607,521 and $212,748,204, respectively.

8.	INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2011	2010	2009
Income taxes:
Current:
Federal	$2,756,149	$2,898,532	$2,929,213
State	962,719	1,034,490	1,050,735
Total current tax provision	3,718,868	3,933,022	3,979,948

Deferred:
Federal	(90,382)	(292,597)	(1,108,348)
State	(97,092)	(209,030)	(256,978)
Total deferred tax provision (benefit)	(187,474)	(501,627)	(1,365,326)

Total income tax provision	$3,531,394	$3,431,395	$2,614,622

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense at statutory rate	$2,920,524	34.0%	$3,017,720	34.0%	$2,320,848	34.0%
State income taxes, net of federal benefit	571,320	6.7	544,810	6.1	523,879	7.7
Changes in taxes resulting from:
Tax exempt income	(201,920)	(2.4)	(211,336)	(2.3)	(171,772)	(2.6)
Non-deductible expenses	241,470	2.8	80,201	0.9	60,466	0.9
(Decrease) Increase in valuation allowance	-	-	-	-	(118,799)	(1.7)
Total	$3,531,394	41.1%	$3,431,395	38.7%	$2,614,622	38.3%

The effective tax rate for 2011 was 41.1% compared to 38.7% for 2010. The increase in the effective tax rate resulted from higher than normal non-deductible expenses associated with the acquisition of CBHC Financialcorp Inc. The effective tax rate for 2010 was 38.7% compared to 38.3% for 2009. The Company recorded a reduction of $119,000 in 2009 of a tax valuation allowance for charitable contributions carryover deduction resulting from higher than projected taxable income allowing for utilization of the remainder of the carryover.

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2011	2010	2009
Deferred tax assets:
Unrealized loss on available for sale securities	$301,364	$345,365	$598,712
Allowance for loan losses	1,473,482	1,592,838	1,531,925
Nonperforming loans	25,782	98,475	36,248
Deferred compensation	370,663	361,698	311,744
Employee benefits	1,563,732	1,334,055	1,173,549
Other than temporary impairment	1,019,932	1,019,932	1,019,932
Property	18,015	26,010	30,953
Book/tax difference in assets acquired	879,892	-	-
Other	50,367	37,059	26,976
Total deferred tax assets	5,703,229	4,815,432	4,730,039
Deferred tax liabilities:
Deferred loan fees	(1,181,065)	(1,120,190)	(1,151,950)
Servicing	(5,486)	(7,910)	(12,453)
Other	-	-	(3,508)
IRC Section 475 mark-to-market	(32,466)	(89,720)	(212,796)
Total deferred tax liabilities	(1,219,017)	(1,217,820)	(1,380,707)
Net deferred tax asset	$4,484,212	$3,597,612	$3,349,332

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2011 and 2010. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of December 31, 2011, the tax years ended December 31, 2008 through 2011 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2007 through 2011 were subject to state examination. As of December 31, 2011 the Internal Revenue Service is reviewing the Company’s 2009 tax return.

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

Loan Commitments— As of December 31, 2011, the Company had approximately $20,120,828 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 3.75% to 5.00% and approximately $46,908,614 in unused lines of credit with interest rates ranging from 2.75% to 6.50% on outstanding balances. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment— The Company leases certain property and equipment under non-cancellable operating leases. Scheduled minimum lease payments are as follows as of December 31, 2011:

Year Ending December 31
2012	$245,554
2013	187,755
2014	166,769
2015	171,523
2016	146,371
Thereafter	427,520
Total	$1,345,492

Rent expense for all operating leases was approximately $221,868, $121,637and $143,849 for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2011 and 2010.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2011	2010	2009

Numerator – Net Income	$5,058,384	$5,444,236	$4,211,401
Denominators:
Basic average shares outstanding	6,748,334	6,798,317	7,064,161
Net effect of dilutive common stock equivalents	83,655	-	48,365
Diluted average shares outstanding	6,831,989	6,798,317	7,112,526

Earnings per share:
Basic	$0.75	$0.80	$0.60
Diluted	$0.74	$0.80	$0.59

At December 31, 2011, 2010 and 2009 there were 650,804, 587,504 and 373,592 outstanding options that were anti-dilutive, respectively.

12.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011 and 2010, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					Required To Be
			Required		Considered Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Tangible capital	$95,227,000	9.72%	$14,698,000	1.50%	N/A	N/A
Core capital	95,227,000	9.72	39,196,000	4.00	$58,794,000	6.00%
Tier 1 risk-based capital	95,227,000	19.40	N/A	N/A	30,476,000	6.00
Total risk-based capital	98,540,000	18.75	40,635,000	8.00	50,794,000	10.00

As of December 31, 2010:
Tangible capital	$86,261,000	10.39%	$12,451,000	1.50%	N/A	N/A
Core capital	86,261,000	10.39	33,203,000	4.00	$49,804,500	6.00%
Tier 1 risk-based capital	86,261,000	19.41	N/A	N/A	26,659,500	6.00
Total risk-based capital	89,779,000	20.21	35,546,000	8.00	44,432,500	10.00

Capital levels at December 31, 2011 and 2010 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the period ended December 31, 2011 the Bank paid $3,200,000 in dividends to the Company. For the period ended December 31, 2010 the Bank paid $1,500,000 in dividends to the Company.

13.	BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2011, 2010 and 2009 were $182,560, $186,351 and $177,729, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2011, 2010 and 2009 were $479,000, $441,000 and $362,000, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $2,852,600, $2,373,500 and $1,932,100 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2011 and 2029. Payments of $97,653 were made from the plan in 2011. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2011 and 2010, the accrued deferred compensation liability amounted to approximately $928,049 and $905,603, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2011, 2010 and 2009 were $83,849, $116,513 and $135,799, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $18,812,572 and $14,890,745 at December 31, 2011 and 2010.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During the years ended December 31, 2011 and 2010, 1,370 and 1,122 shares of the Company’s stock were purchased for $16,007 and $12,208, respectively, at various market prices.

Employee Stock Ownership Plan

In December 2004, the Company established an Employee Stock Ownership Plan ("ESOP") covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock.

To purchase the Company’s common stock in December 2004, the ESOP borrowed $3.4 million from the Company to purchase 343,499 shares of the Company’s common stock in the initial public offering. The ESOP loan is being repaid principally from the Bank's contributions to the ESOP over a period of up to 15 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

To purchase the Company’s common stock in December 2009, the ESOP borrowed $2.3 million from the Company to purchase 282,611 shares of the Company’s common stock in its second step offering. The ESOP loan is being repaid principally from the Bank's contributions to the ESOP over a period of up to 20 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost. During the years ended December 31, 2011, 2010 and 2009, the Company recorded an expense related to this plan of approximately $397,149, $366,309 and $169,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plans as of December 31, 2011, 2010 and 2009 and changes during the periods ended December 31, 2011, 2010 and 2009 are presented below. The number of options and weighted average exercise price for all periods has been adjusted for the exchange ratio as a result of our second step conversion:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the
beginning of the period	587,504	$13.10	373,592	$13.10	373,592	$13.10
Granted	66,618	11.64	257,010	10.21	-	-
Exercised	-	-	-	-	-	-
Forfeited	(3,318)	10.65	(43,098)	12.03	-	-
Outstanding at the end of the period	650,804	$11.90	587,504	$11.92	373,592	$13.10

Exercisable at the end of the period	386,365	$12.79	329,354	$13.16	281,244	$13.17

Stock options vested or
expected to vest (1)	586,624	$11.90

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The weighted average grant date fair value of options granted for the years ended December 31, 2011 and 2010 was $2.77 per share. The Company did not grant any options during the years ended December 31, 2009. No options were exercised during 2011, 2010 or 2009. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011, 2010 and 2009 was $0.

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2011:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
August 10, 2005	294,127	$13.19	3.6
November 21, 2006	19,784	14.78	4.9
November 20, 2007	30,665	11.32	5.9
August 18, 2010	239,610	10.21	8.6
March 15, 2011	13,600	12.06	9.2
August 17, 2011	53,018	11.53	9.6
Total	650,804	$11.90	6.2

At December 31, 2011, there was $689,408 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.6 years.

The compensation expense recognized for the period ended December 31 2011 and 2010 was $138,283 and $91,730, respectively.

Summary of Non-vested Stock Award activity:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	99,000	$10.21	30,125	$13.19	60,250	$13.19
Issued	4,950	12.06	99,000	10.21	-	-
Vested	18,810	10.21	30,125	13.19	30,125	13.19
Forfeited	4,950	10.21	-	-	-	-
Outstanding at the end of the period	80,190	$10.32	99,000	$10.21	30,125	$13.19

As of December 31, 2011, there was $845,083 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 3.6 years.

The compensation expense recognized for the period ended December 31, 2011 and 2010 was $201,584 and $307,599, respectively.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets as of December 31, 2011 measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	-	$39,812,818	-
State and municipal obligations	-	832,000	-
Corporate securities	-	6,110,108	$200
Equity securities	$12,542	-	-
Totals	$12,542	$46,754,926	$200

Those assets as of December 31, 2010 measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	-	$13,404,677	-
State and municipal obligations	-	1,431,381	-
Corporate securities	-	6,403,036	$200
Equity securities	$14,381	-	-
Totals	$14,381	$21,239,094	$200

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

The following provides details of the fair value measurement activity for Level 3 for the year ended December 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred	Total
Balance, January 1, 2011	$200	$200
Total gains (losses), realized/unrealized	-	-
Included in earnings(1)	-	-
Included in accumulated other comprehensive loss	-	-
Purchases, maturities, prepayments and calls, net	-	-
Transfers into Level 3(2)	-	-
Balance, December 31, 2011	$200	$200

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

The following provides details of the fair value measurement activity for Level 3 for the year-ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred	Total
Balance, January 1, 2010	$200	$200
Total gains (losses), realized/unrealized	-	-
Included in earnings(1)	-	-
Included in accumulated other comprehensive loss	-	-
Purchases, maturities, prepayments and calls, net	-	-
Transfers into Level 3(2)	-	-
Balance, December 31, 2010	$200	$200

(1)	Amount includes an impairment charge on Available For Sale securities reflected in Consolidated Statement of Income
(2)	Transfer into level 3 are assumed to occur at the end of the quarter in which they take place.

In accordance with the fair value measurement and disclosures topic of the FASB Accounting Standards Codification management assessed whether the volume and level of activity for certain assets have significantly decreased when compared with normal market conditions. The Company concluded that there has not been a significant decrease in the volume and level of activity with respect to certain investments included in the corporate debt securities and classified as level 2 in accordance with the framework for fair value measurements. Fair value for such securities is obtained from third party broker quotes. The Company evaluated these values to determine that the quoted price is based on current information that reflects orderly transactions or a valuation technique that reflects market participant assumptions by benchmarking the valuation results and assumptions used against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

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

Impaired Loans

	Category Used for Fair Value Measurement
	Total	Level 1		Level 2	Level 3		Total (Losses) Gains
December 31, 2011
Assets:
Impaired loans	$2,914,585	$	─	$2,914,585	$	─	$(505,097)

Dcember 31, 2010
Assets:
Impaired loans	$921,995	$	─	$369,017		$552,978	$(482,095)
Real estate owned	97,500		─	97,500		─	─

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals; such valuation inputs result in a fair value measurement that is categorized as Level 2 on a nonrecurring basis. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Loans remeasured at fair value December 31, 2011 and 2010 totaled $2,914,585 and $921,995, respectively. Such loans were carried at the value of $3,419,682 and $1,211,560 immediately prior to remeasurement, resulting in recognition of impairment through earnings in the amount of $505,097 and $482,095 for the year ended December 31, 2011 and 2010, respectively.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral. The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as Level 2 on a nonrecurring basis. At December 31, 2010, the Company deemed one loan uncollectible and took possession of the underlying collateral. The collateral underlying the loan had a fair value of $97,500 resulting in no required adjustment for the year ended December 31, 2010.

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

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$155,652,941	$155,652,941	$110,865,154	$110,865,154
Investment securities:
Held to maturity	5,964,393	6,147,579	2,467,418	2,683,725
Available for sale	46,767,668	46,767,668	21,253,675	21,253,675
Loans receivable, net	727,626,278	742,868,929	660,340,007	672,130,581
Federal Home Loan Bank stock	6,434,800	6,434,800	6,271,600	6,271,600

Liabilities:
NOW and other demand
deposit accounts	378,271,640	386,987,640	289,903,528	297,533,528
Passbook savings and club accounts	130,324,313	137,074,313	102,467,025	107,987,025
Certificates	243,858,957	242,343,751	210,963,873	210,964,376
Advances from Federal Home Loan Bank	110,000,000	131,036,958	110,000,000	121,188,927
Junior subordinated debenture	15,464,000	10,824,800	15,464,000	9,278,400

Cash and Cash Equivalents— For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities— For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. For investment securities that do not actively trade in the marketplace, (primarily our investment in trust preferred securities of non-publicly traded companies) fair value is obtained from third party broker quotes. The Company evaluates prices from a third party pricing service, third party broker quotes, and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. For securities classified as available for sale the changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable - Net— The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Federal Home Loan Bank (FHLB) Stock— Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2011 and 2010. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2011 and 2010, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	MERGER WITH CBHC FINANCIALCORP, INC.

On August 1, 2011, the Company acquired CBHC Financialcorp, Inc. (“CBHC”) and its wholly-owned subsidiary, Select Bank, a federally chartered savings bank located in Egg Harbor City, New Jersey with $131 million in assets. The total cost of the transaction was $12.5 million. Following the acquisition of CBHC, Select Bank was merged into Ocean City Home Bank.

The CBHC transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information such as updated appraisals and pending tax liens on commercial real estate loans relative to closing date fair value becomes available. Assets acquired totaled $131.0 million, including $81.6 million in loans, $5.6 in investment securities, $39.5 million in cash and cash equivalents and $0.7 million of intangibles. Liabilities assumed totaled $123.8 million, including $122.9 million of deposits.

Goodwill of $5.3 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and consists largely of the synergies and economies of scale expected from combining the operations of the Company and CBHC.

The following table summarizes the consideration paid for CBHC and the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

Consideration paid:
Cash	$12,458,900
Total purchase price	$12,458,900

Identifiable assets:
Cash and cash equivalents	$39,512,785
Investment securities	5,641,017
Loans	81,607,823
Office properties and equipment	1,134,027
Core deposit intangible	667,000
Other assets	2,392,009
Total identifiable assets	$130,954,661

Liabilities:
Deposits	$122,879,324
Other liabilities	896,046
Total liabilities	$123,775,370

Net identifiable assets acquired	$7,179,291
Goodwill	5,279,609
Net assets acquired	$12,458,900

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

The following is a summary of the loans acquired in the CBHC acquisition:

	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$7,485,790	$76,525,993	$84,011,783
Contractual cash flows not expected to be collected	(2,380,691)	(1,455,269)	(3,835,960)
Expected cash flows at acquisition	5,105,099	75,070,724	80,175,823
Interest component of expected cash flows	91,459	1,340,541	1,432,000
Fair value of acquired loans	$5,196,558	$76,411,265	$81,607,823

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

Direct costs related to the CBHC acquisition were expensed as incurred. During the three and twelve months ended December 31, 2011, the Company incurred $90 thousand and $826 thousand, respectively, of acquisition-related expenses. Such expenses were for professional services, fees associated with the conversion of systems and integration of operations, costs related to office consolidations, marketing and promotion expenses, retention and severance compensation costs, and other costs.

The operating results of the Company for the period ended December 31, 2011 include the operating results of the acquired assets and assumed liabilities for the 153 days from the acquisition date of August 1, 2011. The operation of CBHC provided $1.4 million in revenue, net of interest expense, and $579 thousand in net income for the period from the acquisition and is included in the consolidated financial statements. CBHC’s results of operations prior to the acquisition are not included in the Company’s consolidated statement of income.

The following table presents certain pro forma information as if CBHC had been acquired on January 1, 2010. This information combines the historical results of CBHC into the unaudited Company’s consolidated statement of income, with adjustments to reflect certain fair valuation adjustments and acquisition-related activity. The Company expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Unaudited Pro Forma Years Ended
	December 31,
	2011	2010
Total revenues (a)	$31,908,124	$32,140,251
Net income	$5,116,365	$6,680,895

(a) Represents net interest income plus other income.

16.	REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	2011		2010
	Residential Property	Total	Residential Property	Total
Balance, January 1,	$97,500	$97,500	$97,500	$97,500
Transfers into Real Estate Owned	206,421	206,421	-	-
Sales of Real Estate Owned	(206,421)	(206,421)	-	-
Balance, December 31,	$97,500	$97,500	$97,500	$97,500

17.	RELATED PARTY TRANSACTION

The Company obtains legal services from McCrosson and Stanton, a legal firm located in Ocean City, NJ. Dorothy F. McCrosson, a Director at the Company since January 2011, is Managing Partner at McCrosson and Stanton. Legal fees paid to McCrosson and Stanton were $136,000, $114,000 and $117,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

18.	PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT ONLY
	December 31,
	2011	2010
Assets:
Cash and cash equivilents	$5,924,465	$1,309,544
Investment securities	5,254,248	7,102,002
Investment in subsidiary	102,142,936	87,040,174
Other assets	7,110,297	20,894,990
Total assets	$120,431,946	$116,346,710

Liabilities:
Securities sold under agreements to repurchase	$-	$-
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	288,342	329,193
Total liabilities	15,752,342	15,793,193
Stockholders' equity	104,679,604	100,533,517
Total liabilities and stockholders' equity	$120,431,946	$116,326,710

CONDENSED STATEMENTS OF INCOME - PARENT ONLY
	Years Ended December 31,
	2011	2010	2009

Interest income	$659,126	$897,594	$775,412
Interest expense	1,340,729	1,340,729	1,340,729
Net interest loss	(681,603)	(443,135)	(565,317)
Impairment charges on AFS securities	-	-	1,077,400
Other expenses	158,543	170,283	159,562
Loss before income tax benefit and
equity in undistributed earnings in subsidiary	(840,146)	(613,418)	(1,802,279)
Income tax	(285,649)	(208,562)	(612,775)
Loss before equity in undistributed earnings in subsidiary	(554,497)	(404,856)	(1,189,504)
Equity in undistributed earnings of subsidiary	5,612,881	5,849,092	5,400,905
Net income	$5,058,384	$5,444,236	$4,211,401

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$5,058,384	$5,444,236	$4,211,401
Equity in undistributed earnings in subsidiary	(5,612,881)	(5,849,092)	(5,400,905)
Impairment charges on AFS securities	-	-	1,077,400
Net amortization of investment premiums/discounts	4,774	8,075	12,246
Dividends from subsidiary	3,200,000	-	-
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	26,114	5,403	10,643
Prepaid expenses and other assets	13,474,312	(1,636,715)	(12,160,100)
Other liabilities	(39,449)	648,163	(259,496)
Intercompany payables	(1,402)	1,402	(3,032,813)

Net cash (provided by) used in operating activities	16,109,852	(1,378,528)	(15,541,624)

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	426,240	562,154	537,431
Principal repayment of mortgage backed securities available for sale	877,761	1,115,629	1,524,575
ESOP loan to Ocean City Home Bank	-	-	(2,260,888)
Principal payments on ESOP loan	297,520	281,706	192,015
Proceeds from call of investment secruities available for sale	500,000	-	-
Net cash (used in) provided by investing activities	2,101,521	1,959,489	(6,867)

FINANCING ACTIVITIES:
Stock retirement	(59,024)	(115,208)	(97,022)
Proceeds from issuance of common stock	-	(15,998)	30,521,254
Capital contribution to subsidiary	-	7,999	(15,260,627)
Dividends received	-	1,500,000	1,219,162
Dividends paid	(1,750,919)	(1,753,190)	(711,880)
Cash used for acquisition, net of cash acquired	(11,786,509)	-	-
Net cash provided by (used in) financing activities	(13,596,452)	(376,397)	15,670,887
Net increase in cash & cash equivalents	4,614,921	204,564	122,396
Cash and cash equivalents - beginning	1,309,544	1,104,980	982,584
Cash and cash equivalents - ending	$5,924,465	$1,309,544	$1,104,980

19.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(Dollars in thousands)
Total interest income	$9,038	$9,168	$9,998	$9,883
Total interest expense	3,063	3,005	3,221	2,896

Net interest income	5,975	6,163	6,777	6,987
Provision for loan losses	75	128	141	129
Net interest income after provision for loan losses	5,900	6,035	6,636	6,858

Other income	802	862	935	939
Other expense	4,656	4,810	5,521	5,389

Income before income taxes	2,046	2,087	2,050	2,408
Income taxes	841	929	835	927
Net income	$1,205	$1,158	$1,215	$1,481

Earnings per share basic (1)	$0.18	$0.17	$0.18	$0.22
Earnings per share diluted (1)	$0.18	$0.17	$0.18	$0.22

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(Dollars in thousands)
Total interest income	$9,505	$9,494	$9,447	$9,270
Total interest expense	3,524	3,441	3,506	3,357

Net interest income	5,981	6,053	5,941	5,913
Provision for loan losses	152	540	125	76
Net interest income after provision for loan losses	5,829	5,513	5,816	5,837

Other income	807	886	836	874
Other expense	4,452	4,375	4,319	4,377
Income before income taxes	2,184	2,024	2,333	2,334
Income taxes	848	785	892	906

Net income	$1,336	$1,239	$1,441	$1,428

Earnings per share basic (1)	$0.20	$0.18	$0.21	$0.21
Earnings per share diluted (1)	$0.20	$0.18	$0.21	$0.21

(1)	Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year

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

(b)	Internal Controls over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 49 of this Form 10-K.

Report of Independent Registered Public Accounting Firm is located on page 50 of this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	650,804	$11.90	80,008

Equity compensation plans not approved by security holders	—	—	—

Total	650,804	$11.90	80,008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description	Incorporated by Reference to:
3.1	Certificate of Incorporation of Ocean Shore Holding Co.	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.
3.2	Bylaws of Ocean Shore Holding Co.	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

Exhibit No.	Description	Incorporated by Reference to:
4.1	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request
10.1*	Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.2*	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 2008, SEC File No 000-51000.
10.3*	Salary Continuation Agreement by and between Ocean City Home Bank and Kim M. Davidson and all amendments thereto	Exhibit 10.1 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.
10.4*	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.
10.5*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.
10.6*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.2 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.
10.7*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.
10.8*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.9*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck	Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.10*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.11*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi)	Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.12*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito	Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

Exhibit No.	Description	Incorporated by Reference to:
10.13*	Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan	Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.14*	Ocean City Home Bank Director and Executive Life Insurance Plan	Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.
10.15*	Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan	Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.16	Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.17*	Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended	Exhibit 10.15 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.
10.18*	Ocean Shore Holding Co. 2005 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on June 7, 2005, SEC File No. 000-51000.
10.19*	Ocean Shore Holding Co. 2010 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on May 19, 2010, SEC File No. 000-51000.
10.20*	Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan	Exhibit 10 to Registration Statement on Form S-8 (File No. 333-121595) filed on August 15, 2005.
10.21*	Form of Incentive Stock Option Award Agreement	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.
10.22*	Form of Non-Statutory Stock Option Award Agreement	Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010).
10.23*	Form of Restricted Stock Award Agreement	Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.
14	Code of Ethics and Business Conduct
21	Subsidiaries	Exhibit 21.0 to Form 10-K for the year ended December 31, 2009, SEC File No. 000-53856.
23	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit No.	Description	Incorporated by Reference to:
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0**	The following materials from the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the notes to the Consolidated Statements, tagged as blocks of text.

________

* Management contract or compensatory plan, contract or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 15, 2012	By:	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven E. Brady	President, Chief Executive Officer	March 15, 2012
Steven E. Brady	(principal executive officer)

/s/ Donald F. Morgenweck	Senior Vice President and Chief	March 15, 2012
Donald F. Morgenweck	Financial Officer
(principal accounting and financial officer)

/s/ Frederick G. Dalzell	Director	March 15, 2012
Frederick G. Dalzell, M.D.

/s/ Christopher J. Ford	Director	March 15, 2012
Christopher J. Ford

/s/ Dorothy F. McCrosson	Director	March 15, 2012
Dorothy F. McCrosson, Esq.

/s/ Robert A. Previti	Director	March 15, 2012
Robert A. Previti, Ed.D.

/s/ John L. Van Duyne, Jr.	Director	March 15, 2012
John L. Van Duyne, Jr.

/Samuel R. Young	Director	March 15, 2012
Samuel R. Young

