Form 10-Q
period 2012-03-31
Ocean Shore Holding Co.
filed 2012-05-10
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 1, 2012, the registrant had 7,291,643 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
ASSETS	2012	2011

Cash and amounts due from depository institutions	$7,839,420	$6,616,214
Interest-earning bank balances	145,647,408	149,036,727

Cash and cash equivalents	153,486,828	155,652,941

Investment securities held to maturity
(estimated fair value—$5,877,814 at March 31, 2012; $6,147,579 at December 31, 2011)	5,714,661	5,964,393
Investment securities available for sale
(amortized cost— $70,501,510 at March 31, 2012; $47,639,832 at December 31, 2011)	69,551,081	46,767,668
Loans—net of allowance for loan losses of $3,894,735 at March 31, 2012 and $3,762,295 at December 31, 2011	714,993,046	727,626,278
Accrued interest receivable:
Loans	2,530,182	2,550,769
Investment securities	195,052	294,492
Federal Home Loan Bank stock—at cost	6,434,800	6,434,800
Office properties and equipment—net	13,923,589	14,054,679
Prepaid expenses and other assets	6,094,964	6,033,252
Real estate owned	243,176	97,500
Cash surrender value of life insurance	18,960,774	18,812,573
Deferred tax asset	4,516,396	4,484,212
Goodwill	5,364,991	5,279,609
Other intangible assets	680,750	677,000

TOTAL ASSETS	$1,002,690,290	$994,730,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$81,844,084	$75,551,232
Interest bearing deposits	676,962,271	676,903,679
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	4,161,577	3,999,306
Accrued interest payable	802,618	1,146,482
Other liabilities	7,898,202	6,985,863

Total liabilities	897,132,752	890,050,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued;
7,291,643 shares outstanding at March 31, 2012 and December 31, 2011	73,076	73,076
Additional paid-in capital	64,509,630	64,408,624
Retained earnings - partially restricted	46,064,336	45,147,396
Treasury stock – at cost: 15,947 shares at March 31, 2012 and December 31, 2011	(174,232)	(174,232)
Common stock acquired by employee benefits plans	(3,579,978)	(3,665,478)
Deferred compensation plans trust	(553,390)	(538,982)
Accumulated other comprehensive loss	(781,904)	(570,800)

Total stockholders’ equity	105,557,538	104,679,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,690,290	$994,730,166

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$9,000,535	$8,554,572
Taxable interest on mortgage-backed securities	165,401	164,636
Non-taxable interest on municipal securities	54,284	10,646
Taxable interest and dividends on other investment securities	391,035	307,874

Total interest and dividend income	9,611,255	9,037,728

INTEREST EXPENSE:
Deposits	1,215,444	1,565,988
Advances from Federal Home Loan Bank
and other borrowed money	1,510,333	1,497,431

Total interest expense	2,725,777	3,063,419

NET INTEREST INCOME	6,885,478	5,974,309

PROVISION FOR LOAN LOSSES	172,900	74,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,712,578	5,899,509

OTHER INCOME:
Service charges	410,848	359,795
Cash surrender value of life insurance	148,201	128,469
Gain on call of AFS security	—	10,014
Other	345,941	303,811

Total other income	904,990	802,089

OTHER EXPENSE:
Salaries and employee benefits	3,129,921	2,612,693
Occupancy and equipment	1,235,287	984,192
Federal insurance premiums	127,692	187,080
Advertising	116,945	106,030
Professional services	252,057	294,447
Real estate owned activity	2,678	1,250
Charitable contributions	37,500	36,000
Other operating expenses	498,924	434,174

Total other expenses	5,401,004	4,655,866

INCOME BEFORE INCOME TAXES	2,216,564	2,045,732

INCOME TAX EXPENSE	862,126	841,146

NET INCOME	1,354,438	1,204,586
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(211,104)	251,164

COMPREHENSIVE INCOME	$1,143,334	$1,455,750

Earnings per share basic:	$0.20	$0.18
Earnings per share diluted:	$0.20	$0.18

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,354,438	$1,204,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,825	222,461
Provision for loan losses	172,900	74,800
Stock based compensation expense	186,506	181,641
Gain on call of AFS securities	—	(10,014)
Cash surrender value of life insurance	(148,201)	(128,469)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	120,027	44,392
Prepaid expenses and other assets	(226,735)	(20,434)
Accrued interest payable	(343,864)	(348,804)
Other liabilities	912,339	75,388
Net cash provided by operating activities	2,300,235	1,295,547

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,005,876	1,125,283
Mortgage-backed securities held to maturity	217,826	153,558
Loan repayments, net of originations	12,223,601	(111,081)
Purchases of:
Investment securities available for sale	(13,764,580)	(20,005,000)
Investment securities held to maturity	(88,000)	—
Mortgage-backed securities available for sale	(20,132,422)	—
Office properties and equipment	(131,707)	(177,947)
Proceeds from maturities/ calls of:
Investment securities held to maturity	120,000	—
Mortgage-backed securities available for sale	—	124,361
Investment securities available for sale	10,000,000	600,000
Net cash used in investing activities	(10,549,406)	(18,290,826)

FINANCING ACTIVITIES:
Increase in deposits	6,372,694	20,350,589
Dividends paid	(437,499)	(437,807)
Purchase of shares by deferred compensation plans trust	(14,408)	(2,752)
Increase in advances from borrowers for taxes and insurance	162,271	234,185
Net cash provided by financing activities	6,083,058	20,144,215

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,166,113)	3,148,936

CASH AND CASH EQUIVALENTS—Beginning of period	155,652,941	110,865,154

CASH AND CASH EQUIVALENTS—End of period	$153,486,828	$114,014,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$3,090,891	$3,412,222
Income Taxes	$222,000	$609,574
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real-estate owned	$145,676	$—
Adjustments to goodwill	$85,382	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment.  This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This update to comprehensive income guidance requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This update also requires additional changes to the face of the financial statements including eliminating the presentation of other comprehensive income as a part of stockholders’ equity, and the presentation of certain reclassification adjustments between net income and other comprehensive income.  The new accounting guidance was effective beginning January 1, 2012, and was applied retrospectively.  The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.  This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The new accounting guidance was effective beginning January 1, 2012.  The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. The Company has deferred this presentation, as permitted, and continues to evaluate the impact of the adoption of this accounting standards update on the Company's financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$3,988,000	$—	$—	$3,988,000
U.S. Treasury and government sponsored entity mortgage-backed securities	1,726,661	163,153	—	1,889,814
Totals	$5,714,661	$163,153	$—	$5,877,814

Available for Sale
Debt securities:
Municipal securities	$830,000	$8,532	$—	$838,532
Corporate	11,473,842	66,557	(1,583,408)	9,956,991
U.S. Treasury and federal agencies	25,659,454	224	(92,308)	25,567,370
Equity securities	2,596	12,962	(1,737)	13,821
U.S. Treasury and government sponsored entity mortgage-backed securities	32,535,618	690,157	(51,408)	33,174,367
Totals	$70,501,510	$778,432	$(1,728,861)	$69,551,081

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$4,020,000	$—	$—	$4,020,000
U.S. Treasury and government sponsored entity mortgage-backed securities	1,944,393	183,186	—	2,127,579
Totals	$5,964,393	$183,186	$—	$6,147,579

Available for Sale
Debt securities:
Municipal	$830,000	$2,000	$—	$832,000
Corporate	7,700,531	35,450	(1,625,673)	6,110,308
U.S. Treasury and federal agencies	25,660,016	24,720	(148)	25,684,588
Equity securities	2,596	11,980	(2,034)	12,542
U.S. Treasury and government sponsored entity mortgage-backed securities	13,446,689	707,047	(25,506)	14,128,230
Totals	$47,639,832	$781,197	$(1,653,361)	$46,767,668

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Treasuries and agencies	$19,977,146	$(92,308)	$—	$—	$19,977,146	$(92,308)
Corporate	—	—	3,119,275	(1,583,408)	3,119,275	(1,583,408)
U.S. Treasury and government sponsored entity mortgage-backed securities	22,858,788	(51,408)	—	—	22,858,788	(51,408)
Equity securities	—	—	859	(1,737)	859	(1,737)
Totals	$42,835,934	$(143,716)	$3,120,134	$(1,585,145)	$45,956,068	$(1,728,861)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Treasury	$32,797	$(148)	$—	$—	$32,797	$(148)
Corporate	—	—	4,076,639	(1,625,673)	4,076,639	(1,625,673)
US Treasury and government sponsored entity mortgage-backed securities	2,685,526	(25,506)	—	—	2,685,526	(25,506)
Equity securities	—	—	562	(2,034)	562	(2,034)
Totals	$2,718,323	$(25,564)	$4,077,201	$(1,627,707)	$6,795,524	$(1,653,361)

Management has reviewed its investment securities as of March 31, 2012 and has determined that all declines in fair value below amortized cost are temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with FASB ASC 325-40, when applicable, and FASB ASC 320-10. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

6

	2012	2011
Credit component of OTTI as of January 1	$3,000,000	$3,000,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—
Credit component of OTTI as of March 31,	$3,000,000	$3,000,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit ratings below investment grade at March 31, 2012. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	29 years	30 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred CDOs backed by bank trust preferred capital securities.

At March 31, 2012, two single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 41.3% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of March 31, 2012, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2012, the Company had no agency mortgage-backed securities that had been in a continuous unrealized loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$3,988,000	$3,988,000	$ ─	$ ─
Due after 1 year through 5 years	─	─	4,805,525	4,866,428
Due after 5 years through 10 years	─	─	36,839	36,666
Due after 10 years	─	─	33,120,932	33,459,799
Total	$3,988,000	$3,988,000	$37,963,296	$36,362,893

Equity securities had a cost of $2,596 and a fair value of $13,821 as of March 31, 2012. Mortgage-backed securities had a cost of $32,535,618 and a fair value of $33,174,367 as of March 31, 2012.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	March 31, 2012	December 31, 2011
Real estate - mortgage:
One-to-four family residential	$533,429,926	$547,906,420
Commercial and multi-family	77,206,197	77,072,427
Total real estate-mortgage	610,636,123	624,978,847
Real estate - construction:
Residential	9,369,764	8,057,416
Commercial	2,930,129	3,790,673
Total real estate - construction	12,299,893	11,848,089
Commercial	26,077,057	23,937,050
Consumer:
Home equity	65,994,599	66,787,820
Other consumer loans	783,729	809,965
Total consumer loans	66,778,328	67,597,785
Total loans	715,791,401	728,361,771
Net deferred loan cost	3,096,380	3,026,802
Allowance for loan losses	(3,894,735)	(3,762,295)
Net total loans	$714,993,046	$727,626,728

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$3,762,295	$3,988,076
Provision for loan loss	172,900	74,800
Charge-offs	(50,408)	—
Recoveries	9,948	—
Balance, end of period	$3,894,735	$4,062,876

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $172,900 for the quarter ended March 31, 2012 as compared to $74,800 for the comparable period in 2011. The increase in the provision for loan losses was a result of required reserves for an increase in classified loans.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of March 31, 2012, and December 31, 2011, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at March 31, 2012 and December 31, 2011 consisted of non-accrual loans that amounted to $5,659,199 and $5,676,819, respectively, and non-accrual troubled debt restructurings of $801,028 and $805,095, respectively. The reserve for delinquent interest on loans totaled $467,848 and $425,384 at March 31, 2012 and December 31, 2011, respectively.

Non-accrual loans segregated by class of loans are as follows:

	March 31, 2012	December 31, 2011
Real estate
One-to-four family residential	$4,166,118	$4,768,395
Commercial and multi-family	890,073	392,146
Commercial	298,885	318,230
Consumer	304,123	198,048
Non-accrual loans	5,659,199	5,676,819
Troubled debt restructuring, non-accrual	801,028	805,095
Total non-accrual loans	$6,460,227	$6,481,914

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quailty, is shown below for the three month period ended March 31, 2012:

	Contractual Receivable Amount	Nonaccretable (Yield) / Premium	Accretable (Yield) / Premuim	Carrying Amount
Balance at January 1, 2012	$78,039,662	$(3,835,961)	$1,284,000	$75,487,701
Principal reductions	(4,355,207)	—	—	(4,355,207)
Charge-offs, net	—	2,079	—	—
Amortization of loan premium	—	—	(75,250)	(75,250)
Settlement adjustments	—	(85,382)	—	(85,382)
Balance at March 31, 2012	$73,682,376	$(3,919,264)	$1,208,750	$70,971,862

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
March 31, 2012
Real Estate
1-4 Family Residential	$381,568	$—	$4,166,118	$4,547,686	$528,882,240	$533,429,926
Commercial and Multi-Family	476,424	—	890,073	1,366,497	75,839,700	77,206,197
Construction	—	—	—	—	12,299,893	12,299,893
Commercial	—	—	298,885	298,885	25,778,172	26,077,057
Consumer	173,014	50,188	304,123	527,325	66,251,003	66,778,328
Total	$1,031,006	$50,188	$5,659,199	$6,740,393	$709,051,008	$715,791,401

December 31, 2011
Real Estate
1-4 Family Residential	$665,563	$—	$4,768,395	$5,433,958	$542,472,462	$547,906,420
Commercial and Multi-Family	12,318	—	392,146	404,464	76,667,963	77,072,427
Construction	—	—	—	—	11,848,089	11,848,089
Commercial	—	—	318,230	318,230	23,618,820	23,937,050
Consumer	218,766	198,995	198,048	615,809	66,981,976	67,597,785
Total	$896,647	$198,995	$5,676,819	$6,772,461	$721,589,310	$728,361,771

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
March 31, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$1,164,159	$1,164,159	$—	$129,351
Commercial and Multi-Family	890,073	890,073	—	148,345
Commercial	98,885	98,885	—	98,885
Consumer	290,012	290,012	—	58,002
With an allowance recorded
Real Estate
1-4 Family Residential	3,802,987	4,141,416	455,529	380,299
Commercial and Multi-Family	—	—	—	—
Commercial	200,000	200,000	18,986	200,000
Consumer	14,111	14,111	14,111	14,111
Total
Real Estate
1-4 Family Residential	4,967,146	5,305,575	455,529	509,650
Commercial and Multi-Family	890,073	890,073	—	148,345
Commercial	298,885	298,885	18,986	298,885
Consumer	304,123	304,123	14,111	72,113

December 31, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,287,176	$2,287,176	$—	$190,598
Commercial and Multi-Family	392,146	392,146	—	130,715
Commercial	318,230	318,230	—	106,077
Consumer	183,937	183,937	—	36,787
With an allowance recorded
Real Estate
1-4 Family Residential	3,286,313	3,764,871	371,554	328,631
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	14,111	14,111	14,286	14,111
Total
Real Estate
1-4 Family Residential	5,573,489	6,052,047	371,554	519,229
Commercial and Multi-Family	392,146	392,146	—	130,715
Commercial	318,230	318,230	—	106,077
Consumer	198,048	198,048	14,286	50,898

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. The Company entered into two TDR agreements. As of March 31, 2012, the total carrying value of the TDRs were $912 thousand, of which $111 thousand was performing.

Included in impaired loans at March 31, 2012 was one troubled debt restructuring (“TDR”) which had a specific reserve of $157,028. The following table presents an analysis of the Company’s TDR agreements existing as of March 31, 2012 and December 31, 2011, respectively.

	As of March 31, 2012			As of December 31, 2011
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
1-4 Family Residential	2	$912,031	$912,031	1	$805,095	$805,095

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses if required. If we classify an asset as loss, we reserve an amount equal to 100% of the portion of the asset classified loss.

The following table presents classified loans by class of loans as of March 31, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/30/2011
Grade:
Special Mention	$3,147,386	$1,779,742	$3,493,825	$3,518,440	$—	$—	$—	$—	$226,020	$229,156
Substandard	6,879,130	6,134,849	3,966,827	2,760,244	—	—	1,485,204	1,494,731	676,631	538,676
Doubtful and Loss	—	148,849	—	—	—	—	—	—	14,111	—
Total	$10,026,516	$8,063,440	$7,460,652	$6,278,684	$—	$—	$1,485,204	$1,494,731	$916,762	$767,832

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/30/2011
Performing	$529,263,808	$542,332,930	$76,316,124	$76,680,281	$12,299,893	$11,848,089	$25,778,172	$23,618,820	$66,474,205	$67,399,737
Non-Performing	4,166,118	5,573,490	890,073	392,146	—	—	298,885	318,230	304,123	198,048
Total	$533,429,926	$547,906,420	$77,206,197	$77,072,427	$12,299,893	$11,848,089	$26,077,057	$23,937,050	$66,778,328	$67,597,785

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2012 and December 31, 2011. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
March 31, 2012
Allowance for credit losses:
Beginning Balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Charge-offs	(50,408)	—	—	—	—	(50,408)
Recoveries	—	—	—	9,948	—	9,948
Provision for loan losses	54,410	58,061	19,219	81,557	(40,347)	172,900
Ending balance	$2,516,972	$518,048	$117,044	$320,560	$422,111	$3,894,735
Ending balance: individually evaluated for impairment	455,529	—	—	18,986	14,111	488,626
Ending balance: collectively evaluated for impairment	$2,061,443	$518,048	$117,044	$301,574	$408,000	$3,406,109
Loan Receivables:
Ending balance	$533,429,926	$77,206,197	$12,299,893	$26,077,057	$66,778,328	$715,791,401
Ending balance: individually evaluated for impairment	4,967,146	890,073	—	298,885	304,123	6,460,227
Ending balance: collectively evaluated for impairment	$528,462,780	$76,316,124	$12,299,893	$25,778,172	$66,474,205	$709,331,174

December 31, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(558,727)	—	—	(90,694)	(50,904)	(700,325)
Recoveries	—	—	—	—	1,309	1,309
Provision for loan losses	340,372	178,225	65,331	51,338	(162,031)	473,235
Ending balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Ending balance: individually evaluated for impairment	371,554	—	—	—	14,286	385,840
Ending balance: collectively evaluated for impairment	$2,141,416	$459,987	$97,825	$229,055	$448,172	$3,376,455
Loan Receivables:
Ending balance	$547,906,420	$77,072,427	$11,848,089	$23,937,050	$67,597,785	$728,361,771
Ending balance: individually evaluated for impairment	5,573,490	392,146	—	318,230	198,048	6,481,914
Ending balance: collectively evaluated for impairment	$542,332,930	$76,680,281	$11,848,089	$23,618,820	$67,399,737	$721,879,857

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$380,023,435	0.23%	$378,271,640	0.28%
Passbook savings and club accounts	137,358,453	0.29%	130,324,314	0.46%
Subtotal	517,381,888		508,595,954
Certificates with original maturities:
Within one year	80,634,614	0.55%	83,200,428	0.66%
One to three years	133,552,505	1.63%	135,954,595	1.76%
Three years and beyond	27,237,348	2.88%	23,703,934	3.10%
Total certificates	241,424,467		243,858,957
Total	$758,806,355		$752,454,911

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2012 and December 31, 2011 amounted to $90,586,608 and $90,275,593, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2012 and December 31, 2011 amounted to $113,290,916 and $118,827,074, respectively.

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

The calculated basic and dilutive Earnings Per Share (“ EPS”) are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator – Net Income	$1,354,438	$1,204,586
Denominators:
Basic average shares outstanding	6,778,305	6,730,331
Net effect of dilutive common stock equivalents	65,920	71,227
Dilutive average shares outstanding	6,844,225	6,801,558

Earnings per share:
Basic	$0.20	$0.18
Dilutive	$0.20	$0.18

At March 31, 2012 and 2011, there were 650,804 and 601,104 outstanding options that were anti-dilutive, respectively.

6.	STOCK BASED COMPENSATION

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

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2012 and changes during the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	650,804	$11.90	587,504	$11.92
Granted	—		13,600	$12.06
Exercised	—		—
Forfeited	—		—
Outstanding at the end of the period	650,804	$11.90	601,104	$11.92
Exercisable at the end of the period	389,085	$12.79	329,144	$13.16

The following table summarizes all stock options outstanding under the Equity Plans as of March 31, 2012:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	3.4 years
November 21, 2006	19,784	$14.78	4.6 years
November 20, 2007	30,665	$11.32	5.6 years
August 18, 2010	239,610	$10.21	8.4 years
March 15, 2011	13,600	$12.06	9.0 years
August 17, 2011	53,018	$11.53	9.4 years
Total	650,804	$11.90	6.0 years

The option compensation expense recognized for the three ended March 31, 2012 was $36,750 as compared to $32,484 for the three months ended March 31, 2011.

At March 31, 2012, there was $652,658 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.3 years.

Summary of Non-vested Stock Award Activity:

	Three Months Ended March 31, 2012
	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2012	80,190	$10.32
Issued	─
Forfeited	─
Vested	990	$12.06
Outstanding at March 31, 2012	79,200	$10.30

The non-vested stock award compensation expense recognized for the three ended March 31, 2012 was $51,000 as compared to $44,730 for the three months ended March 31, 2011.

At March 31, 2012, there was $682,397 of total unrecognized compensation cost related to non-vested stock awards. The cost is expected to be recognized over a weighted average period of 3.4 years.

7.	INCOME TAXES

Income taxes increased $21,000 to $862,000 for an effective tax rate of 38.9% for the three months ended March 31, 2012 compared to $841,000 for an effective tax rate of 41.1% for the same period in 2011.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2012 and December 31, 2011, no valuation allowance was recorded for any deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2012, the tax years ended December 31, 2008 through 2011 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2007 through 2011 were subject to state examination. As of March 31, 2012, the Internal Revenue Service is reviewing the Company’s 2009 tax return.

8.	DECLARATION OF DIVIDEND

During first quarter of 2012, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on February 24, 2012 to stockholders of record as of the close of business on February 3, 2012.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at March 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$58,741,737	$—
State and municipal obligations	—	838,532	—
Corporate securities	—	9,956,791	200
Equity securities	13,821	—	—
Totals	$13,821	$69,537,060	$200

Those assets at December 31, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$39,812,818	$—
State and municipal obligations	—	832,000	—
Corporate securities	—	6,110,108	200
Equity securities	12,542	—	—
Totals	$12,542	$46,754,926	$200

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

The following provides details of the fair value measurement activity for Level 3 for the quarters ended March 31, 2012 and March 31, 2011:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total

Balance, January 1, 2012	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, March 31, 2012	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2011	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, March 31, 2011	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

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

Impaired Loans

		Category Used for Fair Value Measurement			Total
	Total	Level 1	Level 2	Level 3	(Losses)
March 31, 2012
Assets:
Impaired loans	$1,626,037	$-	$1,626,037	$-	$(128,705)
Real estate owned	145,676	-	145,676	-	-

March 31, 2011
Assets:
Impaired loans	$1,411,963	$-	$864,541	$547,422	$(558,739)

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2012, total loans remeasured at fair value were $1,626,037. Such loans were carried at the value of $1,754,742 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $128,705. At March 31, 2011, total loans remeasured at fair value were $1,411,963. Such loans were carried at the value of $1,970,702 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $558,739.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. At March 31, 2012, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recordings. At March 31, 2012, the Company had two properties totaling $243,176 compared to one property totaling $97,500 at December 31, 2011.

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

		Category Used For Fair Value
March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$153,486,828	$153,486,828	$ ─	$ ─
Investment securities:
Held to maturity	5,714,661	─	5,877,814	─
Available for sale	69,551,081	13,821	69,537,060	200
Loans receivable, net	714,993,046	─	729,879,089	─
Federal Home Loan Bank stock	6,434,800	─	6,434,800	─

Liabilities:
NOW and other demand deposit accounts	380,023,434	─	388,113,434	─
Passbook savings and club accounts	137,358,453	─	143,933,453	─
Certificates	241,424,467	─	244,463,339	─
Advances from Federal Home Loan Bank	110,000,000	─	124,759,778	─
Junior subordinated debenture	15,464,000	─	10,824,800	─

		Category Used For Fair Value
December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,652,941	$155,652,941	$ ─	$ ─
Investment securities:
Held to maturity	5,964,393	─	6,147,579	─
Available for sale	46,767,668	12,542	46,754,926	200
Loans receivable, net	727,626,278	─	742,868,929	─
Federal Home Loan Bank stock	6,434,800	─	6,434,800	─

Liabilities:
NOW and other demand deposit accounts	378,271,640	─	386,987,640	─
Passbook savings and club accounts	130,324,313	─	137,074,313	─
Certificates	243,858,957	─	242,343,751	─
Advances from Federal Home Loan Bank	110,000,000	─	131,036,958	─
Junior subordinated debenture	15,464,000	─	10,824,800	─

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2012 and December 31, 2011. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2012 and December 31, 2011, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $5.4 million at March 31, 2012 as compared to $5.3 million at December 31, 2011. Goodwill was not impaired at March 31, 2012 as no impairment indicators have been noted. The Company will perform its annual goodwill impairment test at August 1, 2012.

The core deposit intangible totaled $681 thousand at March 31, 2012 as compared to $677 thousand at December 31, 2011. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2012		2011
	Residential		Residential
	Property	Total	Property	Total

Balance, January 1,	$97,500	$97,500	$97,500	$97,500
Transfers into Real Estate Owned	145,676	145,676	─	─
Sales of Real Estate Owned	─	─	─	─
Balance, March 31,	$243,176	$243,176	$97,500	$97,500

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

Total assets of the Company increased $8.0 million, or 0.8%, to $1,002.7 million at March 31, 2012 from $994.7 million at December 31, 2011. Loans receivable, net, decreased $12.6 million to $715.0 million at March 31, 2012, investments and mortgage-backed securities increased $ 22.6 million and cash and cash equivalents decreased by $2.2 million. Asset growth was funded by an increase in deposits of $6.4 million.

Investments

Investments and mortgage-backed securities increased $22.6 million, or 42.7%, to $75.3 million at March 31, 2012 from $52.7 at December 31, 2011. The increase was the result of purchases of $23.9 million of GNMA mortgage-backed and corporate securities offset by normal repayment and payoffs of $1.3 million.

Loans

Loans receivable, net, decreased $12.6 million, or 1.7%, to $715.0 million at March 31, 2012 from $727.6 million at December 31, 2011. Loan originations totaled $37.2 million for the three months ended March 31, 2012 compared to $34.7 million originated in the three months ended March 31, 2011. Real estate mortgage loan originations totaled $25.2 million, real estate construction loan originations totaled $3.8 million, consumer loan originations totaled $3.6 million and commercial loan originations totaled $4.7 million for the first quarter of 2012. Origination activity was offset by $49.8 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2012.

	March 31, 2012	December 31, 2011	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$533,430	$547,906	$(14,476)	(2.6)%
Commercial and multi-family	77,206	77,073	133	0.2
Total real estate – mortgage	610,636	624,979	(14,343)	(2.3)

Real estate – construction:
Residential	9,370	8,057	1,313	16.3
Commercial	2,930	3,791	(861)	(22.7)
Total real estate – construction	12,300	11,848	452	3.8

Commercial	26,077	23,937	2,140	8.9

Consumer
Home equity	65,995	66,788	(793)	(1.2)
Other consumer loans	784	810	(26)	(3.2)
Total consumer loans	66,779	67,598	(819)	(1.2)

Total loans	715,792	728,362	(12,570)	(1.7)

Net deferred loan cost	3,096	3,026	70	2.3
Allowance for loan losses	(3,895)	(3,762)	(133)	3.5

Net total loans	$714,993	$727,626	$(12,633)	(1.7)%

Non-Performing Assets

Non-performing assets totaled $6.7 million or 0.67% of total assets at March 31, 2012 compared to $6.6 million or 0.66% of total assets at December 31, 2011 and $5.9 million or 0.88% of total assets at March 31, 2011. The increase at March 31, 2012 from December 31, 2011 was the result of increases in non-performing commercial mortgages of $498 thousand and consumer loans of $106 thousand offset by decreases in non-performing residential mortgages of $602 thousand and commercial loans of $19 thousand. Non-performing assets consisted of eighteen residential mortgages totaling $4.2 million, three commercial mortgages totaling $890 thousand, two commercial loans totaling $299 thousand, six consumer equity loans totaling $304 thousand and two real estate owned properties totaling $243 thousand. Specific reserves were recorded for twelve of the loans included above in the amount of $489 thousand at March 31, 2012 as compared to eleven loans with specific reserves of $386 thousand at December 31, 2011. Real estate owned increased by one property totaling $145 thousand to $243 thousand at March 31, 2012. The Company recorded $40 thousand in net charge-off activity for the quarter-ended March 31, 2012 as compared to no charge-off activity for the same period in 2011.

The allowance for loan losses increased $133 thousand to $3.9 million, or 0.54% of total net loans, from $3.8 million at December 31, 2011, or 0.52% of total net loans. The increase in the provision for loan losses was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, classified loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in March 2012 from December 31, 2011 were slightly higher due to increases in delinquencies and charge-offs. At March 31, 2012, the specific allowance on loans individually evaluated for impairment was $489 thousand and pooled allowance on the remainder of the loan portfolio was $3.4 million as compared to specific allowance on impaired or collateral-dependent loans of $386 thousand and a general valuation allowance on the remainder of the loan portfolio of $3.3 million at December 31, 2011.

	Three Months Ended March 31,
	2012	2011
Allowance for loan losses:	(Dollars in thousands)
Allowance at beginning of period	$3,762	$3,988
Provision for loan losses	173	75

Charge-offs	(50)	-
Recoveries	10	-
Net charge-offs	(40)	-
Allowance at end of period	$3,895	$4,063

Allowance for loan losses as a percent of total loans	0.54%	0.62%
Allowance for loan losses as a percent of non-performing loans	60.27%	69.91%

	March 31, 2012	December 31, 2011
Nonaccrual loans:	(Dollars in thousands)
Real estate - residential	$4,166	$4,768
Real estate - commercial	890	392
Commercial	299	318
Consumer	304	198
Total	5,659	5,676
Troubled debt restructurings - nonaccrual	801	805
Total nonaccrual loans	6,460	6,481
Real estate owned	243	98
Total non-performing assets	$6,703	$6,579

Total non-performing loans to total loans	0.90%	0.89%
Total non-performing loans to total assets	0.64%	0.65%
Total non-performing assets to total assets	0.67%	0.66%

Deposits

Deposits increased by $6.4 million, or 0.8%, to $758.8 million at March 31, 2012 from $752.5 million at December 31, 2011. Interest bearing demand deposits decreased $4.5 million, certificates of deposit decreased by $2.4 million, savings accounts increased by $7.0 million and non-interest bearing checking increased $6.3 million. The Company continued its focus on attracting core deposits, which increased $8.8 million.

The following table summarizes changes in deposits in the three months ended March 31, 2012.

	March 31,	December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$81,844	$75,551	$6,293	8.3%
Interest-bearing demand deposits	298,179	302,721	(4,542)	(1.5)
Savings accounts	137,358	130,324	7,034	5.4
Time deposits	241,425	243,859	(2,434)	(1.0)
Total	$758,806	$752,455	$6,351	0.8%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at March 31, 2012 compared to December 31, 2011. Other borrowings were unchanged at $15.5 million at March 31, 2012 compared to December 31, 2011.

Stockholders’ Equity

Stockholders’ equity increased $878 thousand to $105.6 million at March 31, 2012, from $104.7 million at December 31, 2011, primarily as a result of net income of $1.4 million offset by cash dividends paid to shareholders of $437 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Net income was $1.4 million for the three months ended March 31, 2012 as compared to $1.2 million for the three months ended March 31, 2011. The $150 thousand, or 12.4%, increase in 2012 from 2011 was due primarily to increases in net interest income of $911 thousand and other income of $103 thousand offset by increases in provision for loan losses of $98 thousand, operating expenses of $745 thousand and income taxes of $21 thousand.

	Three Months Ended March 31,
	2012	2011

Net income (in thousands)	$1,354	$1,205
Basic and diluted earnings per share	$0.20	$0.18
Return on average assets (annualized)	0.54%	0.55%
Return on average equity (annualized)	5.12%	4.74%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,000	$8,555	$445	5.2%
Investment securities	611	483	128	26.5
Total interest income	9,611	9,038	573	6.3

INTEREST EXPENSE:
Deposits	1,216	1,566	(350)	(22.3)
Borrowings	1,510	1,497	13	0.9
Total interest expense	2,726	3,063	(337)	(11.1)
Net interest income	$6,885	$5,975	$910	15.2

Interest income increased by $573 thousand for the quarter ended March 31, 2012 compared to March 31, 2011. The increase resulted from an increase in the average balance of loans and investments offset by a decrease in the average rate earned on loans and investments.

Interest expense decreased by $337 thousand over the same period last year due primarily to a decrease in the rate paid on deposits offset by an increase in the average balance of interest-bearing deposits.

The increase in the average balances of loans and investments and interest-bearing deposits over 2011 reflect the acquisition of CBHC Financialcorp, Inc., which was completed in the third quarter of 2011.

The interest rate spread and net interest margin of the Company were 3.58% and 3.53%, respectively, for the three months ended March 31, 2012, compared to 3.50% and 3.47% for the same period in 2011. The increase in the interest rate spread of 8 basis points and margin of 6 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 40 basis points offset by a decrease in the rate earned on interest-earning assets of 32 basis points. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on deposits of 38 basis points offset by an increase in the average balances on deposits of $111.2 million. The decrease in rate earned on interest earnings assets resulted from a decrease in the average rate earned on loans of 19 basis points and investments of 230 basis points offset by an increase in the average balance of loans of $60.9 million and investments of $30.3 million.

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

Average Balance Tables

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$718,892	$9,000	5.01%	$657,986	$8,555	5.20%
Investment securities	61,001	611	4.00%	30,656	483	6.30%
Total interest-earning assets	779,893	9,611	4.93%	688,642	9,038	5.25%
Noninterest-earning assets	222,903			184,217
Total assets	$1,002,796			$872,859

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$310,856	254	0.33%	$261,649	432	0.66%
Savings accounts	132,469	112	0.34%	104,519	207	0.79%
Certificates of deposit	242,022	850	1.41%	207,934	927	1.78%
Total interest-bearing deposits	685,347	1,216	0.71%	574,102	1,566	1.09%

FHLB advances	110,000	1,175	4.27%	110,000	1,162	4.23%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,510	4.82%	125,464	1,497	4.77%
Total interest-bearing liabilities	810,811	2,726	1.35%	699,566	3,063	1.75%
Noninterest-bearing deposits	75,729			62,493
Noninterest-bearing liabilities	10,426			9,196
Total liabilities	896,966			771,255
Retained earnings	105,830			101,604
Total liabilities and retained earnings	$1,002,796			$872,859

Net interest income		$6,885			$5,975
Interest rate spread			3.58%			3.50%
Net interest margin			3.53%			3.47%
Average interest-earning assets to average interest-bearing liabilities	96.19%			98.44%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $173 thousand in the three months ended March 31, 2012 compared to $75 thousand in the three months ended March 31, 2011. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, classified loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2012 and 2011 and the changes between the periods.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$411	$360	14.2%
Cash surrender value of life insurance	148	128	15.6
Gain on call of AFS securities	─	10	N/M
Other	346	304	13.8
Total other income	$905	$802	12.8

N/M – Not measurable

Other income increased $103 thousand to $905 thousand, or 12.8%, for the three-month period ended March 31, 2012 from $802 thousand for the same period in 2011. Increases in service charge income of $51 thousand resulted from increases in fees collected on deposit accounts. The increase in cash surrender value of life insurance resulted from new policies offset by a decrease in yield earned on existing policies. Other income increased $42 thousand primarily from higher debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2012 and 2011 and the changes between periods.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$3,130	$2,613	19.8%
Occupancy and equipment	1,235	984	25.5
Federal insurance premiums	128	187	(31.6)
Advertising	117	106	10.4
Professional services	252	294	(14.3)
Other operating expense	539	472	14.2
Total other expense	$5,401	$4,656	16.0%

Other expenses increased $745 thousand or 16.0%, to $5.4 million for the three-month period ended March 31, 2012 from $4.7 million for the same period in 2011. Costs associated with locations added from the 2011 acquisition of Select Bank totaled $322,000. Additionally, increases in salaries and benefits, occupancy and equipment, marketing and other expenses of $524,000 were offset by a decrease in federal insurance premiums and professional services of $101,000.

Income Taxes

Income taxes increased $21 thousand to $862 thousand for an effective tax rate of 38.9% for the three months ended March 31, 2012, compared to $841 thousand for an effective tax rate of 41.1% from the same period in 2011. The increase was a result of higher taxable income offset by a lower effective tax rate.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $153.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $22.8 million at March 31, 2012. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $278.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $278.5 million. On that date, we had no overnight advances outstanding.

At March 31, 2012, we had $64.7 million in loan commitments outstanding, which included $10.4 million in undisbursed loans, $26.7 million in unused home equity lines of credit and $19.0 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2012 totaled $108.8 million, or 45.1% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2012, the Bank exceeded all of its regulatory capital requirements with tangible capital of $95.9 million, or 9.70% of total adjusted assets, which is above the required level of $14.8 million or 1.5%; tier 1 core capital of $95.9 million, or 9.70% of total adjusted assets which is above the required level of $39.6 million or 4.0%; and total risk-based capital of $99.3 million, or 19.75% of risk-weighted assets, which is above the required level of $40.2 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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
N/M - not measurable

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12- and 24-months periods. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12-month if rates rose by 200 basis points. In addition, a decline in rates by 100 basis points in both the 12- and 24-month periods has been determined by management as not possible and therefore deemed not measurable.

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

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$127,130	$(9,577)	(7)%	12.54%	(58)bp
200	139,519	2,811	2	13.53	41
100	143,018	6,310	5	13.74	62
50	140,161	3,453	3	13.45	33
0	136,708			13.12
(50)	130,280	(6,427)	(5)	13.54	(58)
(100)	127,012	(9,695)	(7)	12.23	(89)

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

For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2012 through January 31, 2012	0	0	0	0

Month #2 February 1, 2012 through February 29, 2012	0	0	0	0

Month #3 March 1, 2012 through March 31, 2012	0	0	0	365,000

Total

_______________

(1)	On March 20, 2012, the Company’s Board of Directors approved the repurchase of up to 365,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 10, 2012	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 10, 2012	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

