Form 10-Q
period 2012-06-30
Ocean Shore Holding Co.
filed 2012-08-09
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________________

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

At August 1, 2012, the registrant had 7,181,843 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition
	at June 30, 2012 and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for
	the three and six months ended June 30, 2012 and 2011	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months
	ended June 30, 2012 and 2011	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
ASSETS	2012	2011

Cash and amounts due from depository institutions	$9,034,758	$6,616,214
Interest-earning bank balances	164,826,128	149,036,727

Cash and cash equivalents	173,860,886	155,652,941

Investment securities held to maturity
(estimated fair value—$5,736,033 at June 30, 2012; $6,147,579 at December 31, 2011)	5,582,189	5,964,393
Investment securities available for sale
(amortized cost— $87,412,201 at June 30, 2012; $47,639,832 at December 31, 2011)	86,903,344	46,767,668
Loans—net of allowance for loan losses of $3,698,032 at June 30, 2012
and $3,762,295 at December 31, 2011	701,749,954	727,626,278
Accrued interest receivable:
Loans	2,470,343	2,550,769
Investment securities	334,873	294,492
Federal Home Loan Bank stock—at cost	6,389,800	6,434,800
Office properties and equipment—net	13,781,524	14,054,679
Prepaid expenses and other assets	5,780,148	6,768,740
Real estate owned	572,199	97,500
Cash surrender value of life insurance	19,195,670	18,812,573
Net deferred tax asset	4,344,426	4,484,212
Goodwill	4,629,503	4,544,121
Other intangible assets	678,000	677,000

TOTAL ASSETS	$1,026,272,859	$994,730,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$90,339,181	$75,551,232
Interest bearing deposits	692,011,493	676,903,679
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	4,077,456	3,999,306
Accrued interest payable	1,138,062	1,146,482
Other liabilities	7,635,593	6,985,863

Total liabilities	920,665,785	890,050,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,308,118 shares issued; 7,185,843
shares outstanding at June 30, 2012; 7,291,643 shares outstanding at December 31, 2011	73,076	73,076
Additional paid-in capital	64,614,594	64,408,624
Retained earnings - partially restricted	46,923,942	45,147,396
Treasury stock—at cost: 121,747 at June 30, 2012; 15,947 at December 31, 2011	(1,447,456)	(174,232)
Common stock acquired by employee benefits plans	(3,494,478)	(3,665,478)
Deferred compensation plans trust	(556,014)	(538,982)
Accumulated other comprehensive loss	(506,590)	(570,800)

Total stockholders’ equity	105,607,074	104,679,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,026,272,859	$994,730,166

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,732,067	$8,629,480	$17,732,602	$17,184,052
Taxable interest on mortgage-backed securities	260,972	151,799	426,374	316,435
Non-taxable interest on municipal securities	17,905	10,473	72,189	21,119
Taxable interest and dividends on other investment securities	402,289	375,780	793,324	683,654

Total interest and dividend income	9,413,233	9,167,532	19,024,489	18,205,260

INTEREST EXPENSE:
Interest on deposits	1,105,647	1,494,677	2,321,091	3,060,664
Interest on borrowings	1,510,333	1,510,333	3,020,667	3,007,765

Total interest expense	2,615,980	3,005,010	5,341,758	6,068,429

NET INTEREST INCOME	6,797,253	6,162,522	13,682,731	12,163,831

PROVISION FOR LOAN LOSSES	253,000	128,035	425,900	202,835

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,544,253	6,034,487	13,256,831	11,933,996

OTHER INCOME:
Service charges	423,218	394,590	834,067	754,386
Cash surrender value of life insurance	149,896	130,365	298,098	258,833
Gain on call of securities	15,000	-	15,000	10,014
Other	377,344	336,786	723,283	640,596

Total other income	965,458	861,741	1,870,448	1,663,829

OTHER EXPENSE:
Salaries and employee benefits	3,050,870	2,568,056	6,180,791	5,180,749
Occupancy and equipment	1,259,299	1,133,834	2,494,586	2,118,025
Federal insurance premiums	128,891	186,188	256,584	373,268
Advertising	130,981	145,457	247,926	251,487
Professional services	274,285	310,191	526,342	604,638
Real estate owned expense	582	1,250	3,259	2,499
Charitable contributions	37,500	36,000	75,000	72,000
Other operating expenses	508,581	429,210	1,007,505	863,385

Total other expenses	5,390,989	4,810,186	10,791,993	9,466,051

INCOME BEFORE INCOME TAXES	2,118,722	2,086,042	4,335,286	4,131,774

INCOME TAX EXPENSE	822,217	928,525	1,684,343	1,769,671

NET INCOME	$1,296,505	$1,157,517	$2,650,943	$2,362,103

Other comprehensive income, net of tax:
Unrealized gain (loss) on post retirement life benefit	5,712	─	(159,311)	─
Unrealized gain on securities	269,301	164,068	223,520	415,231

COMPREHENSIVE INCOME	$1,571,518	$1,321,585	$2,715,152	$2,777,334

Earnings per share, basic:	$0.19	$0.17	$0.39	$0.35
Earnings per share, diluted:	$0.19	$0.17	$0.39	$0.35

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,650,943	$2,362,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,135	341,132
Provision for loan losses	425,900	202,835
Stock based compensation expense	376,970	371,722
Gain on call of AFS securities	15,000	(10,014)
Cash surrender value of life insurance	(298,097)	(258,833)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	40,045	(181,261)
Prepaid expenses and other assets	973,592	(10,712)
Accrued interest payable	(8,420)	(10,539)
Other liabilities	490,419	60,239
Net cash provided by operating activities	5,232,487	2,866,672
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	5,780,095	1,903,443
Investment securities held to maturity	349,524	295,283
Loans originated, net of repayments	25,205,739	(2,422,060)
Purchases of:
Life insurance contracts	(85,000)	—
Loans	(342,000)	(168,000)
Investment securities held to maturity	(88,000)	(1,000,000)
Investment securities available for sale	(61,199,502)	(25,005,000)
Office properties and equipment	(251,158)	(247,933)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	45,000	20,900
Investment securities held to maturity	120,000	─
Investment securities available for sale	15,590,000	724,361
Net cash used in investing activities	(14,875,302)	(25,899,006)
FINANCING ACTIVITIES:
Increase in deposits	29,937,263	17,854,373
Dividends paid	(874,397)	(875,614)
Purchase of treasury stock	(1,273,224)	—
Purchase of shares by deferred compensation plans trust	(17,032)	(5,347)
Increase in advances from borrowers for taxes and insurance	78,150	239,974
Net cash provided by financing activities	27,850,760	17,213,386
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,207,945	(5,818,948)
CASH AND CASH EQUIVALENTS—Beginning of period	155,652,941	110,865,154
CASH AND CASH EQUIVALENTS—End of period	$173,860,886	$105,046,206
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$5,393,677	$6,078,967
Income Taxes	$1,848,500	$1,890,574
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$474,699	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. The results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This update to comprehensive income guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new accounting guidance was effective beginning January 1, 2012 and was applied retrospectively. The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.  This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The new accounting guidance is effective beginning January 1, 2012.  The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

December 2011, the FASB issued ASU No. 2011-12, ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. The new accounting guidance was effective beginning January 1, 2012 and was applied retrospectively. The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-lived Intangible Assets for Impairment. This update amends the current guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$3,988,000	$—	$—	$3,988,000
US Treasury and government sponsored entity mortgage-backed securities	1,594,189	153,844	—	1,748,033
Totals	$5,582,189	$153,844	$—	$5,736,033

Available for Sale
Debt securities:
Municipal	$830,000	$2,880	$—	$832,880
Corporate	13,454,034	52,491	(1,295,637)	12,210,888
U.S. Treasury and federal agencies	21,318,887	31,784	(27,787)	21,322,884
Equity securities	2,596	12,114	(1,933)	12,777
US treasury and government sponsored entity mortgage-backed securities	51,806,684	752,225	(34,994)	52,523,915
Totals	$87,412,201	$851,494	$(1,360,351)	$86,903,344

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$4,020,000	$—	$—	$4,020,000
US Treasury and government sponsored entity mortgage-backed securities	1,944,393	183,186	—	2,127,579
Totals	$5,964,393	$183,186	$—	$6,147,579

Available for Sale
Debt securities:
Municipal	$830,000	$2,000	$—	$832,000
Corporate	7,700,531	35,450	(1,625,673)	6,110,308
U.S. Treasury and federal agencies	25,660,016	24,720	(148)	25,684,588
Equity securities	2,596	11,980	(2,034)	12,542
US Treasury and government sponsored entity mortgage-backed securities	13,446,689	707,047	(25,506)	14,128,230
Totals	$47,639,832	$781,197	$(1,653,361)	$46,767,668

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Agencies	$6,254,494	$(27,787)	$—	$—	$6,254,494	$(27,787)
Corporate	2,981,292	(16,788)	3,424,203	(1,278,850)	6,405,495	(1,295,638)
US treasury and government sponsored entity mortgage-backed securities	7,316,792	(34,993)	—	—	7,316,792	(34,993)
Equity securities	—	—	663	(1,933)	663	(1,933)
Totals	$16,552,578	$(79,568)	$3,424,866	$(1,280,783)	$19,977,444	$(1,360,351)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Treasury	$32,797	$(148)	$—	$—	$32,797	$(148)
Corporate	—	—	4,076,639	(1,625,673)	4,076,639	(1,625,673)
US treasury and government sponsored entity mortgage-backed securities	2,685,526	(25,506)	—	—	2,685,526	(25,506)
Equity securities	—	—	562	(2,034)	562	(2,034)
Totals	$2,718,323	$(25,564)	$4,077,201	$(1,627,707)	$6,795,524	$(1,653,361)

Management has reviewed its investment securities as of June 30, 2012 and has determined that all declines in fair value below amortized cost are temporary.

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

7

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

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit below investment grade at June 30, 2012. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	29 years	30 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At June 30, 2012, two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 49.8% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of June 30, 2012, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2012 the Company had no agency mortgage-backed securities with unrealized losses for 12 months or longer.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$3,988,000	$3,988,000	$ ─	$ ─
Due after 1 year through 5 years	─	─	6,784,982	6,837,192
Due after 5 years through 10 years	─	─	5,036,606	5,040,190
Due after 10 years	─	─	23,781,333	22,489,270
Total	$3,988,000	$3,988,000	$35,602,921	$34,366,652

Equity securities had a cost of $2,596 and a fair value of $12,777 as of June 30, 2012. Mortgage-backed securities had a cost of $53,400,873 and a fair value of $54,271,948 as of June 30, 2012.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	June 30, 2012	December 31, 2011
Real estate - mortgage:
One-to-four family residential	$517,510,241	$547,906,420
Commercial and multi-family	78,757,690	77,072,427
Total real estate-mortgage	596,267,931	624,978,847
Real estate - construction:
Residential	11,622,777	8,057,416
Commercial	5,106,435	3,790,673
Total real estate - construction	16,729,212	11,848,089
Commercial	24,220,859	23,937,050
Consumer:
Home equity	64,211,920	66,787,820
Other consumer loans	867,367	809,965
Total consumer loans	65,079,287	67,597,785
Total loans	702,297,289	728,361,771
Net deferred loan cost	3,150,697	3,026,802
Allowance for loan losses	(3,698,032)	(3,762,295)
Net total loans	$701,749,954	$727,626,278

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$3,762,295	$3,988,076
Provision for loan loss	425,900	202,835
Charge-offs	(503,783)	(122,946)
Recoveries	13,620	—
Balance, end of period	$3,698,032	$4,067,965

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $425,900 for the six months ended June 30, 2012 as compared to $202,835 for the comparable period in 2011. The increase in the provision for loan losses was a result of required reserves for an increase in classified loans.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of June 30, 2012 and December 31, 2011, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at June 30, 2012 and December 31, 2011 consisted of non-accrual loans that amounted to $4,751,354 and $5,676,819 respectively, and non-accrual troubled debt restructurings of $0 and $805,095, respectively. The reserve for delinquent interest on loans totaled $347,742 and $425,384, at June 30, 2012 and December 31, 2011, respectively.

Non-accrual loans segregated by class of loans are as follows:

	June 30, 2012	December 31, 2011
Real estate
One-to-four family residential	$3,039,015	$4,768,395
Commercial and multi-family	1,229,351	392,146
Commercial	200,000	318,230
Consumer	282,988	198,048
Non-accrual loans	4,751,354	5,676,819
Troubled debt restructuring, non-accrual	─	805,095
Total non-accrual loans	$4,751,354	$6,481,914

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASC 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quailty, is shown below for the six month period ended June 30, 2012:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount

Balance at January 1, 2012	$78,039,662	(3,835,961)	1,284,000	75,487,701
Principal reductions	(13,076,846)	─	─	(13,076,846)
Charge-offs, net	(460,738)	460,738	─	─
Amortization of loan premium	─	─	(150,500)	(150,500)
Settlement adjustments	─	(85,382)	─	(85,382)
Balance at June 30, 2012	$64,502,078	$(3,460,605)	$1,133,500	$62,174,973

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
June 30, 2012
Real Estate
1-4 Family Residential	$920,693	$155,855	$3,039,015	$4,115,563	$513,394,678	$517,510,241
Commercial and Multi-Family	427,118	-	1,229,351	1,656,469	77,101,221	78,757,690
Construction	-	-	-	-	16,729,212	16,729,212
Commercial	-	-	200,000	200,000	24,020,859	24,220,859
Consumer	64,545	74,364	282,988	421,897	64,657,390	65,079,287
Total	$1,412,356	$230,219	$4,751,354	$6,393,929	$695,903,360	$702,297,289

December 31, 2011
Real Estate
1-4 Family Residential	$665,563	$-	$4,768,395	$5,433,958	$542,472,462	$547,906,420
Commercial and Multi-Family	12,318	-	392,146	404,464	76,667,963	77,072,427
Construction	-	-	-	-	11,848,089	11,848,089
Commercial	-	-	318,230	318,230	23,618,820	23,937,050
Consumer	218,766	198,995	198,048	615,809	66,981,976	67,597,785
Total	$896,647	$198,995	$5,676,819	$6,772,461	$721,589,310	$728,361,771

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
June 30, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,158,516	$1,962,203	$-	$196,229
Commercial and Multi-Family	1,229,351	1,229,351	-	409,784
Commercial	-	-	-	-
Consumer	282,988	282,988	-	70,747
With an allowance recorded
Real Estate
1-4 Family Residential	2,567,197	3,053,774	370,137	285,244
Commercial and Multi-Family	-	-	-	-
Commercial	200,000	200,000	20,424	200,000
Consumer	-	-	-	-
Total
Real Estate
1-4 Family Residential	4,725,713	5,015,977	370,137	481,473
Commercial and Multi-Family	1,229,351	1,229,351	-	409,784
Commercial	200,000	200,000	20,424	200,000
Consumer	282,988	282,988	-	70,747

December 31, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,287,176	$2,287,176	$-	$190,598
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	183,937	183,937	-	36,787
With an allowance recorded
Real Estate
1-4 Family Residential	3,286,313	3,764,871	371,554	328,631
Commercial and Multi-Family	-	-	-	-
Commercial	-	-	-	-
Consumer	14,111	14,111	14,286	14,111
Total
Real Estate
1-4 Family Residential	5,573,489	6,052,047	371,554	519,229
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	198,048	198,048	14,286	50,898

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. The Company entered into four (4) TDR agreements. As of June 30, 2012, the total carrying value of the TDRs were $1,687,000, of which $1,687,000 was performing.

Included in impaired loans at June 30, 2012 were two TDRs, which had a specific reserve of $182,800. The following table presents an analysis of the Company’s TDR agreements existing as of June 30, 2012 and December 31, 2011, respectively.

	As of June 30, 2012			As of December 31, 2011
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
1-4 Family Residential	4	$1,686,697	$1,686,697	1	$805,095	$805,095

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

The following table presents classified loans by class of loans as of June 30, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/30/2011
Grade:
Special Mention	$3,538,122	$1,779,742	$3,526,581	$3,518,440	$—	$—	$767,868	$-	$477,159	$229,156
Substandard	6,170,500	6,134,849	3,657,683	2,760,244	—	—	1,374,905	1,494,731	750,350	538,676
Doubtful and Loss	-	148,849	-	-	—	—	-	-	64,299	-
Total	$9,780,622	$8,063,440	$7,184,264	$6,278,684	$—	$—	$2,142,773	$1,494,731	$1,291,808	$767,832

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/30/2011
Performing	$514,471,226	$542,332,930	$77,528,339	$76,680,281	$16,729,212	$11,848,089	$24,020,859	$23,618,820	$64,796,299	$67,399,737
Non-Performing	3,039,015	5,573,490	1,229,351	392,146	-	-	200,000	318,230	282,988	198,048
Total	$517,510,241	$547,906,420	$78,757,690	$77,072,427	$16,729,212	$11,848,089	$24,220,859	$23,937,050	$65,079,287	$67,597,785

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended June 30, 2012 and December 31, 2011. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
June 30, 2012
Allowance for credit losses:
Beginning Balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Charge-offs	(413,655)	-	-	-	(90,128)	(503,783)
Recoveries	-	-	-	13,620	-	13,620
Provision for loan losses	343,153	24,141	20,301	(10,703)	49,008	425,900
Ending balance	$2,442,468	$484,128	$118,126	$231,972	$421,338	$3,698,032
Ending balance: individually evaluated for impairment	$370,137	$-	$-	$20,424	$-	$390,561
Ending balance: collectively evaluated for impairment	$2,072,331	$484,128	$118,126	$211,548	$421,338	$3,307,471
Loan Receivables:
Ending balance	$517,510,241	$78,757,690	$16,729,212	$24,220,859	$65,079,287	$702,297,289
Ending balance: individually evaluated for impairment	$3,039,015	$1,229,351	$-	$200,000	$282,988	$4,751,354
Ending balance: collectively evaluated for impairment	$514,471,226	$77,528,339	$16,729,212	$24,020,859	$64,796,299	$697,545,935

December 31, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(558,727)	-	-	(90,694)	(50,904)	(700,325)
Recoveries	-	-	-	-	1,309	1,309
Provision for loan losses	340,372	178,225	$65,331	$51,338	$(162,031)	$473,235
Ending balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Ending balance: individually evaluated for impairment	$371,554	$-	$-	$-	$14,286	$385,840
Ending balance: collectively evaluated for impairment	$2,141,416	$459,987	$97,825	$229,055	$448,172	$3,376,455
Loan Receivables:
Ending balance	$547,906,420	$77,072,427	$11,848,089	$23,937,050	$67,597,785	$728,361,771
Ending balance: individually evaluated for impairment	$5,573,490	$392,146	$-	$318,230	$198,048	$6,481,914
Ending balance: collectively evaluated for impairment	$542,332,930	$76,680,281	$11,848,089	$23,618,820	$67,399,737	$721,879,857

4. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$404,153,165	0.22%	$378,271,640	0.28%
Passbook savings and club accounts	140,702,681	0.29%	130,324,314	0.46%
Subtotal	544,855,846		508,595,954
Certificates with original maturities:
Within one year	78,444,243	0.49%	83,200,428	0.66%
One to three years	130,398,627	1.53%	135,954,595	1.76%
Three years and beyond	28,651,958	2.67%	24,703,934	3.10%
Total certificates	237,494,828		243,858,957
Total	$782,350,674		$752,454,911

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2012 and December 31, 2011 amounted to $89,983,895 and $90,275,593, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2012 and December 31, 2011 amounted to $116,574,252 and $118,827,074, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator – Net Income	$1,296,505	$1,157,517	$2,650,943	$2,362,103
Denominators:
Basic average shares outstanding	6,742,591	6,738,827	6,760,448	6,734,602
Effect of dilutive common stock equivalents	54,742	70,250	60,047	70,614
Diluted average shares outstanding	6,797,333	6,809,077	6,820,495	6,805,216

Earnings per share:
Basic	$0.19	$0.17	$0.39	$0.35
Diluted	$0.19	$0.17	$0.39	$0.35

At June 30, 2012 and 2011, there were 650,804 and 601,104 outstanding anti-dilutive options, respectively, and 79,200 and 99,000 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2012 and 2011 and changes during the six months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	650,804	$11.90	587,504	$11.92
Granted	—	—	13,600	$12.06
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	650,804	$11.90	601,104	$11.92
Exercisable at the end of the period	389,085	$12.79	329,144	$13.16
Stock options vested or expected to vest (1)	585,723	$11.90	540,993	$11.92

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2012:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	3.1 years
November 21, 2006	19,784	$14.78	4.3 years
November 20, 2007	30,665	$11.32	5.3 years
August 18, 2010	239,610	$10.21	8.1 years
March 15, 2011	13,600	$12.06	8.6 years
August 17, 2011	53,018	$11.53	9.1 years
Total	650,804	$11.90	5.7 years

The compensation expense recognized for the three and six months ended June 30, 2012 was $36,750 and $73,500 as compared to $32,484 and $64,968 for the three and six months ended June 30, 2011.

At June 30, 2012, there was $615,908 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

Summary of Non-vested Stock Award Activity:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	80,190	$10.32	99,000	$10.21
Issued	—		4,950	$12.06
Forfeited	—		4,950	$10.21
Vested	990	$12.06	—	—
Outstanding at June 30, 2012	79,200	$10.30	99,000	$10.30

The compensation expense recognized for the three and six months ended June 30, 2012 was $51,000 and $102,000 as compared to $51,000 and $99,730 for the three and six months ended June 30, 2011.

As of June 30, 2012, there was $631,397 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 3.1 years.

7.	INCOME TAXES

Income tax expense was $1,684,343 for an effective tax rate of 38.9% for the six months ended June 30, 2011 compared to $1,769,671 for an effective tax rate of 42.8% for the same period in 2011.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2012 and December 31, 2011, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2012, the tax years ended December 31, 2008 through 2011 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2007 through 2011 were subject to state examination. As of June 30, 2012, the Internal Revenue Service is reviewing the Company’s 2009 tax return.

8.	STOCKHOLDERS’ EQUITY

During the second quarter of 2012, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 25, 2012 to stockholders of record as of the close of business on May 4, 2012.

During the second quarter of 2012, the Company repurchased 105,800 treasury shares totaling $1,273,224 at a weighted average per share cost of $12.03.

At June 30 2012 the components of Accumulated Other Comprehensive Income are an unrealized holding loss of $159,311 from unrealized loss in the post retirement life benefit and an unrealized holding loss of $346,279 from unrealized net losses on investment securities available for sale.

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

The Company’s available for sale investment securities, which generally include, U.S. government mortgage backed securities, U. S. Treasury and federal agencies, corporate securities and state and municipal obligations are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U. S. Treasury and federal agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal obligations are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available for sale investments are evaluated using a broker-quote based application, including quotes from issuers.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at June 30, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$52,523,915	$-
U.S. Treasury and federal agencies	-	21,322,884	-
State and municipal obligations	-	832,880	-
Corporate securities	-	12,210,688	200
Equity securities	12,777	-	-
Totals	$12,777	$86,890,367	$200

Those assets at December 31, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$25,684,588	$-
U.S. Treasury and federal agencies	-	14,128,230	-
State and municipal obligations	-	832,000	-
Corporate securities	-	6,110,108	200
Equity securities	12,542	-	-
Totals	$12,542	$46,754,926	$200

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

The following provides details of the fair value measurement activity for Level 3 for the six-months ended June 30, 2012 and June 30, 2011:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2012	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, June 30, 2012	$200	$200

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

Impaired Loans

		Category Used for Fair Value Measurement						Total (Losses)
	Total	Level 1		Level 2		Level 3		Gains
June 30, 2012
Assets:
Impaired loans	$2,572,949	$	─		$2,572,949	$	─	$(156,573)
Real estate owned	474,699		─		474,699		─	(50,676)

June 30, 2011
Assets:
Impaired loans	$4,186,838	$	─	$	─		$4,186,838	$(390,679)
Real estate owned	97,500		─		─		97,500	─

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement.  At June 30, 2012, total loans remeasured at fair value were $2,572,949. Such loans were carried at the value of $2,729,522 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $156,573. At June 30, 2011, total loans remeasured at fair value were $4,186,838. Such loans were carried at the value of $4,577,517 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $390,679.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. At June 30, 2012, total real estate owned remeasured at fair value was $474,699. These properties were carried at the value of $525,375 immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $50,676. At June 30, 2011, the Company did not have any remeasurement to fair value to its foreclosed real estate and repossessed assets since the original recording. At June 30, 2012 the company had four properties totaling $572,199 as compared to one property at December 31, 2011 totaling $97,500.

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

		Category Used For Fair Value
June 30, 2012	Carrying Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$173,860,886	$173,860,886	$	─	$	─
Investment securities:
Held to maturity	5,582,189	─		5,736,033		─
Available for sale	86,903,344	12,777		86,890,367		200
Loans receivable, net	701,749,954	─		718,288,346		─
Federal Home Loan Bank stock	6,389,800	─		6,389,800		─

Liabilities:
NOW and other demand deposit accounts	404,153,165	─		412,243,165		─
Passbook savings and club accounts	140,702,681	─		147,277,681		─
Certificates	237,494,828	─		240,491,877		─
Advances from Federal Home Loan Bank	110,000,000	─		125,365,044		─
Junior subordinated debenture	15,464,000	─		12,371,200		─

		Category Used For Fair Value
December 31, 2011	Carrying Amount	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$155,652,941	$155,652,941	$	─	$	─
Investment securities:
Held to maturity	5,964,393	─		6,147,579		─
Available for sale	46,767,668	12,542		46,754,926		200
Loans receivable, net	727,626,278	─		742,868,929		─
Federal Home Loan Bank stock	6,434,800	─		6,434,800		─

Liabilities:
NOW and other demand deposit accounts	378,271,640	─		386,987,640		─
Passbook savings and club accounts	130,324,313	─		137,074,313		─
Certificates	243,858,957	─		242,343,751		─
Advances from Federal Home Loan Bank	110,000,000	─		131,036,958		─
Junior subordinated debenture	15,464,000	─		10,824,800		─

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2012. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2012 and December 31, 2011, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4,629,503 at June 30, 2012 as compared to $4,544,121 at December 31, 2011. An adjustment of $735,488 was made to goodwill during the measurement period, which is now closed, for additional information that was received regarding taxes.  This adjustment was also made to the December 31, 2011 reported balance to retrospectively adjust the provisional amount of goodwill recognized at the acquisition date. Goodwill was not impaired at June 30, 2012 as no impairment indicators have been noted. The Company is in the process of performing its annual goodwill impairment test as of August 1, 2012 and will complete this process during the third quarter.

The core deposit intangible totaled $678,000 at June 30, 2012 as compared to $677,000 at December 31, 2011. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years commencing August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2012			2011
	Residential	Commercial		Residential
	Property	Property	Total	Property	Total

Balance, January 1,	$97,500	$ ─	$97,500	$97,500	$97,500
Transfers into Real Estate Owned	206,320	268,379	474,699	─	─
Sales of Real Estate Owned	─	─	─	─	─
Balance, June 30,	$303,820	$268,379	$572,199	$97,500	$97,500

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

Total assets of the Company increased $31.5 million to $1,026.3 million at June 30, 2012 from $994.7 million at December 31, 2011. Loans receivable, net, decreased $25.9 million, investment and mortgage-backed securities increased $39.8 million and cash and cash equivalents increased by $18.2 million. Asset growth was funded by an increase in deposits of $29.9 million while borrowings were unchanged at $125.5 million.

Investments

Investments and mortgage-backed securities increased $39.8 million to $92.5 million at June 30, 2012 from $52.7 million at December 31, 2011. The increase was the result of purchases of $61.3 million of agency investments offset by normal repayments, calls and maturities of $21.5 million.

Loans

Loans receivable, net, decreased $25.9 million to $701.7 million at June 30, 2012 from $727.6 million at December 31, 2011. Loan originations totaled $82.8 million for the six months ended June 30, 2012 compared to $72.6 million originated in the six months ended June 30, 2011. Real estate mortgage loan originations totaled $57.5 million, real estate construction loan originations totaled $9.9 million, consumer loan originations totaled $7.5 million and commercial loan originations totaled $7.9 million for the first half of 2012. Origination activity was offset by $107.8 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2012.

	June 30, 2012	December 31, 2011	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$517,510	$547,906	$(30,396)	(5.5)%
Commercial and multi-family	78,758	77,073	1,685	2.2
Total real estate – mortgage	596,268	624,979	(28,711)	(4.6)

Real estate – construction:
Residential	11,623	8,057	3,566	44.3
Commercial	5,106	3,791	1,315	34.7
Total real estate – construction	16,729	11,848	4,881	41.2

Commercial	24,221	23,937	284	1.2

Consumer
Home equity	64,212	66,788	(2,576)	(3.9)
Other consumer loans	867	810	57	7.1
Total consumer loans	65,079	67,598	(2,519)	(3.7)

Total loans	702,297	728,362	(26,065)	(3.6)

Net deferred loan cost	3,151	3,026	125	4.1
Allowance for loan losses	(3,698)	(3,762)	64	(1.7)

Net total loans	$701,750	$727,626	$(25,876)	(3.6)%

Non-Performing Assets

Non-performing assets totaled $5.3 million, or 0.52% of total assets, at June 30, 2012 compared to $6.6 million or 0.66% of total assets at December 31, 2011 and $6.0 million, or 0.90% of total assets, at June 30, 2011. The decrease from December 31, 2011 was the result of a lower balance of non-performing loans replacing higher balance non-performing loans. Non-performing assets consisted of sixteen residential mortgages totaling $3.0 million, three commercial mortgages totaling $1.2 million, one commercial loan totaling $200 thousand, four consumer equity loans totaling $283 thousand and four real estate owned property totaling $572 thousand. Specific reserves were recorded for nine of the loans included above in the amount of $208 thousand at June 30, 2012 as compared to eleven loans with specific reserves of $386 thousand at December 31, 2011. Real estate owned increased three properties and $475 thousand at June 30, 2012 to $572 thousand from December 31, 2011. Net charge-offs totaled $490 thousand in 2012 compared to $123 thousand for the same period in 2011.

The allowance for loan losses decreased $64 thousand to $3.7 million, or 0.53% of total net loans, from $3.8 million at December 31, 2011, or 0.52% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $490 thousand offset by the provision for the period of $426 thousand. The provision increase was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic conditions. The loss factors used to calculate the allowance at June 30, 2012 were slightly higher than those used at December 31, 2011 due to increases in delinquencies. At June 30, 2012, the specific allowance on loans individually evaluated for impairment was $391 thousand and the pooled allowance on the remainder of the loan portfolio was $3.3 million as compared to specific allowance on loans individually evaluated for impairment of $386 thousand and pooled allowance on the reminder of the loan portfolio of $3.3 million at December 31, 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,762	$3,988
Provision for loan losses	426	203

Recoveries	14	—
Charge-offs	504	123
Net (charge-offs) recoveries	(490)	(123)

Allowance at end of period	$3,698	$4,068
Allowance for loan losses as a percent of total loans	0.53%	0.61%
Allowance for loan losses as a percent of non-performing loans	77.8%	68.6%

	June 30, 2012	December 31, 2011
Nonaccrual loans:	(Dollars in thousands)
Real estate - residential	$3,039	$4,768
Real estate - commercial	1,229	392
Commercial	200	318
Consumer	283	198
Total	4,751	5,676
Troubled debt restructurings - nonaccrual	─	805
Total nonaccrual loans	4,751	6,481
Real estate owned	572	98
Total non-performing assets	$5,323	$6,579

Total non-performing loans to total loans	0.68%	0.89%
Total non-performing loans to total assets	0.46%	0.65%
Total non-performing assets to total assets	0.52%	0.66%

Deposits

Deposits increased by $29.9 million, or 4.0%, to $782.4 million at June 30, 2012 from $752.5 million at December 31, 2011. Interest bearing demand deposits increased $11.1 million, non-interest bearing checking increased $14.8 million, savings accounts increased by $10.4 million and certificates of deposit decreased by $6.4 million. The Company continued its focus on attracting core deposits, which increased $36.3 million to $544.9 million.

The following table summarizes changes in deposits in the six months ended June 30, 2012.

	June 30,	December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$90,339	$75,551	$14,788	19.6%
Interest-bearing demand deposits	313,814	302,721	11,093	3.7
Savings accounts	140,703	130,324	10,379	8.0
Time deposits	237,495	243,859	(6,364)	(2.6)
Total	$782,351	$752,455	$29,896	4.0%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at June 30, 2012 from December 31, 2011. Other borrowings were unchanged at $15.5 million at June 30, 2012 compared to December 31, 2011.

Stockholders’ Equity

Stockholders’ equity increased $927 thousand to $105.6 million at June 30, 2012, from $104.7 million at December 31, 2011, primarily as a result of net income of $2.7 million offset by treasury stock purchases of $1.3 million and dividends paid of $874 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Net income was $1.3 million for the three months ended June 30, 2012 as compared to $1.2 million for the three months ended June 30, 2011. The increase of $139 thousand, or 12.0%, in 2012 from 2011 was due primarily to increases in net interest income and other income offset by increases in other expenses and provision for loan losses.

Net income was $2.7 million for the six months ended June 30, 2012 as compared to $2.4 million for the six months ended June 30, 2011. The $289 thousand, or 12.2%, increase in 2012 from 2011 was due primarily to increases in net interest income and other income offset by increases in other expenses and provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net income	$1,297	$1,158	$2,651	$2,362
Basic and diluted earnings per share	$0.19	$0.17	$0.39	$0.35
Return on average assets (annualized)	0.50%	0.53%	0.52%	0.54%
Return on average equity (annualized)	4.90%	4.51%	4.99%	4.62%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,732	$8,629	$103	1.2%
Investment securities	681	538	143	26.6
Total interest income	$9,413	$9,167	$246	2.7

INTEREST EXPENSE:
Deposits	$1,106	$1,495	$(389)	(26.0)
Borrowings	1,510	1,510	─	─
Total interest expense	2,616	3,005	(389)	(12.9)
Net interest income	$6,797	$6,162	$635	10.3%

Interest income increased by $246 thousand, or 2.7%, for the quarter ended June 30, 2012 compared to June 30, 2011. The increase resulted from an increase in the average balance of loans and investments offset by a decrease in the average rate earned on loans and investments.

Interest expense decreased by $389 thousand, or 12.9%, for the quarter ended June 30, 2012 over the same period last year due to a decrease in the average rate paid on deposits offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.47% and 3.42% respectively, for the three months ended June 30, 2012, compared to 3.47% and 3.49% for the same period in 2011. The interest rate spread was unchanged as a decrease in the average rate paid on interest-bearing liabilities of 45 basis points offset by a decrease in the rate earned on interest-earning assets of 45 basis points. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 41 basis points offset by an increase in the average balance of interest-bearing deposits of $128.6 million. The decrease in rate on interest earnings assets resulted from decrease in the average rate on loans of 29 basis points and a decrease in the average rate on investments of 156 basis points offset by an increase in the average balance loans of $48.0 million and an increase in the average balance of investments of $40.4 million.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

INTEREST INCOME:
Loans	$17,732	$17,184	$548	3.2%
Investment securities	1,292	1,021	271	26.5
Total interest income	$19,024	$18,205	$819	4.5
INTEREST EXPENSE:
Deposits	$2,321	$3,061	$(740)	(24.2)
Borrowings	3,020	3,008	12	0.4
Total interest expense	5,341	6,069	(728)	(12.0)
Net interest income	$13,683	$12,136	$1,547	12.7%

Interest income increased by $819 thousand, or 4.5%, for the six months ended June 30, 2012 compared to the same period ended June 30, 2011. The increase resulted from an increase in the average balance of loans and investments offset by a decrease in the average rate earned on loans and investments.

Interest expense decreased by $728 thousand, or 12.0%, for the six months ended June 30, 2012 over the same period last year due to a decrease in the average rate paid on deposits offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.53% and 3.47% respectively, for the six months ended June 30, 2012, compared to 3.48% and 3.48% for the same period in 2011. The increase in the interest rate spread of 5 basis points and an unchanged margin resulted from a decrease in the average rate paid on interest-bearing liabilities of 43 basis points offset by a decrease in the rate earned on interest-earning assets of 39 basis points. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 40 basis points offset by an increase in the average balance of interest-bearing deposits of $119.9 million. The decrease in rate on interest earnings assets resulted from decrease in the average rate on loans of 24 basis points and a decrease in the average rate on investments of 184 basis points offset by an increase in the average balance of loans of $54.4 million and an increase in the average balance of investments of $35.3 million.

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

Average Balance Tables
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$709,651	$8,732	4.92%	$661,680	$8,629	5.22%
Investment securities	85,765	681	3.18%	45,409	538	4.74%
Total interest-earning assets	795,416	9,413	4.73%	707,089	9,167	5.19%
Noninterest-earning assets	233,971			171,934
Total assets	$1,029,387			$879,023

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$325,802	220	0.27%	$262,258	418	0.64%
Savings accounts	138,915	102	0.29%	110,178	192	0.70%
Certificates of deposit	238,830	784	1.31%	202,473	885	1.75%
Total interest-bearing deposits	703,547	1,106	0.63%	574,909	1,495	1.04%
FHLB advances	110,000	1,175	4.27%	110,000	1,175	4.27%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,510	4.82%	125,464	1,510	4.82%
Total interest-bearing liabilities	829,011	2,616	1.26%	700,373	3,005	1.72%
Noninterest-bearing demand accounts	83,371			66,246
Other liabilities	11,158			9,636
Total liabilities	923,540			776,255
Stockholders’ equity	105,847			102,768
Total liabilities and stockholders’ equity	$1,029,387			$879,023

Net interest income		$6,797			$6,162
Interest rate spread			3.47%			3.47%
Net interest margin			3.42%			3.49%
Average interest-earning assets to average interest-bearing liabilities	95.95%			100.96%

Average Balance Tables	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$714,266	$17,732	4.97%	$659,842	$17,184	5.21%
Investment securities	73,384	1,292	3.52%	38,073	1,021	5.36%
Total interest-earning assets	787,650	19,024	4.83%	697,915	18,205	5.22%
Noninterest-earning assets	228,646			178,143
Total assets	$1,016,296			$875,958

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$318,329	$473	0.30%	$261,955	$850	0.65%
Savings accounts	135,692	213	0.31%	107,364	399	0.74%
Certificates of deposit	240,426	1,635	1.36%	205,188	1,812	1.77%
Total interest-bearing deposits	694,447	2,321	0.67%	574,507	3,061	1.07%
FHLB advances	110,000	2,350	4.27%	110,000	2,338	4.25%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%
Total borrowings	125,464	3,020	4.81%	125,464	3,008	4.80%
Total interest-bearing liabilities	819,911	5,341	1.30%	699,971	6,069	1.73%
Noninterest-bearing demand accounts	79,550			64,380
Other	10,792			9,417
Total liabilities	910,253			773,768
Stockholders’ equity	106,043			102,190
Total liabilities and stockholders’ equity	$1,016,296			$875,958

Net interest income		$13,683			$12,136
Interest rate spread			3.53%			3.48%
Net interest margin			3.47%			3.48%
Average interest-earning assets to average interest-bearing liabilities	96.07%			99.71%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $253 thousand and $426 thousand in the three and six months ended June 30, 2012 compared to $128 thousand and $203 thousand in the three and six months ended June 30, 2011. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2012 and 2011 and the changes between the periods.

	Three Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$423	$395	7.1%
Cash surrender value of life insurance	150	130	15.4
Other	392	337	16.3
Total other income	$965	$862	12.0%

Other income increased $103 thousand, or 12.0%, to $965 thousand for the three-month period ended June 30, 2012 from the same period in 2011. The increase in service charges income of $28 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $20 thousand resulted from an increase in the balance in the policies. Other income increased $55 thousand primarily from increased debit card commissions received.

The following table summarizes other income for the six months ended June 30, 2012 and 2011 and the changes between the periods.

	Six Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$834	$754	10.6%
Cash surrender value of life insurance	298	259	15.1
Other	738	651	13.4
Total other income	$1,870	$1,664	12.4%

Other income increased $206 thousand, or 12.4%, to $1.9 million for the six-month period ended June 30, 2012 from the same period in 2011. The increase in service charges income of $80 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $39 thousand resulted from an increase in the balance in the policies. Other income increased $87 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2012 and 2011 and the changes between periods.

	Three Months Ended June 30,
	2012	2011	% Change
OTHER EXPENSE:	(Dollars in thousands)

Salaries and employee benefits	$3,051	$2,568	18.8%
Occupancy and equipment	1,259	1,134	11.0
Federal insurance premiums	129	186	(30.7)
Advertising	131	145	(10.0)
Professional services	274	310	(11.6)
Real estate owned expense	1	1	─
Other operating expense	546	466	17.2
Total other expense	$5,391	$4,810	12.1%

Other expenses increased $581 thousand, or 12.1%, to $5.4 million for the three-month period ended June 30, 2012 from the same period in 2011. Costs associated with locations added from the 2011 acquisition of Select Bank totaled $329,000 for the second quarter of 2012. Additionally, increases in salaries and benefits, occupancy and equipment and other expenses of $324,000 were offset by decreases in FDIC insurance and marketing expenses of $72,000 for the second quarter of 2012.

The following table summarizes other expense for the six months ended June 30, 2012 and 2011 and the changes between the periods.

	Six Months Ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$6,181	$5,181	19.3%
Occupancy and equipment	2,495	2,118	17.8
Federal insurance premiums	257	373	(31.1)
Advertising	248	251	(1.2)
Professional services	526	605	(13.1)
Real estate owned expense	3	3	─
Other operating expense	1,082	935	15.7
Total other expense	$10,792	$9,466	14.0%

Other expenses increased $1.3 million, or 14.0%, to $10.8 million for the six-month period ended June 30, 2012 from the same period in 2011. Costs associated with locations added from the 2011 acquisition of Select Bank totaled $650,000 for the first six months of 2012. Additionally, increases in salaries and benefits, occupancy and equipment and other expenses of $770,000 were offset by decreases in FDIC insurance and marketing expenses of $120,000 and first six months of 2012.

Income Taxes

Income taxes decreased $107 thousand to $822 thousand for an effective tax rate of 38.8% for the three months ended June 30, 2012, compared to $929 thousand for an effective tax rate of 42.8% from the same period in 2011. The decrease in the tax rate was a result of a higher tax rate in 2011 due to nondeductible merger expenses.

Income taxes decreased $85 thousand to $1.7 million for an effective tax rate of 38.9% for the six months ended June 30, 2012, compared to $1.8 million for an effective tax rate of 42.8% from the same period in 2011. The decrease in the tax rate was a result of a higher tax rate in 2011 due to nondeductible merger expenses.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $173.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $66.9 million at June 30, 2012. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $268.4 million from the Federal Home Loan Bank of New York.

At June 30, 2012, we had $63.1 million in loan commitments outstanding, which included $16.2 million in undisbursed loans, $28.1 million in unused home equity lines of credit and $18.8 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2012 totaled $145.6 million, or 61.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2012, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $97.3 million, or 9.60% of total adjusted assets, which is above the required level of $40.5 million or 4.0%; Tier 1 risk based capital of $97.3 million, or 19.46% of total adjusted assets which is above the required level of $20.0 million or 4.0%; and total risk-based capital of $100.6 million, or 20.13% of risk-weighted assets, which is above the required level of $40.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2012 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	9.56%	13.75%
100 basis point decrease in rates	N/M	N/M

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2012 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	110,986	(24,673)	(18.19)	11.71	(150.39)bp
200	121,160	(14,499)	(10.69)	12.42	(79.65)
100	129,208	(6,451)	(4.76)	12.89	(32.00)
50	132,543	(3,117)	(2.30)	13.06	(14.96)
0	135,659	─	─	13.21	─
(50)	134,792	(867)	(0.64)	13.00	(21.53)
(100)	138,281	2,622	1.93	13.23	1.73

The Company uses certain assumptions in assessing its interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

For the three months and six ended June 30, 2012 and June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2012 through April 30, 2012	─	─	─	365,000
Month #2 May 1, 2012 through May 31, 2012	75,700	$12.01	75,700	289,300
Month #3 June 1, 2012 through June 30, 2012	30,100	$12.10	30,100	259,200

Total

_______________

(1)	On March 20, 2012, the Company’s Board of Directors approved the repurchase of up to 365,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 9, 2012	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 9, 2012	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

