Form 10-Q
period 2012-09-30
Ocean Shore Holding Co.
filed 2012-11-09
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

At November 1, 2012, the registrant had 6,933,072 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2012	2011
ASSETS

Cash and amounts due from depository institutions	$8,046,685	$6,616,214
Interest-earning bank balances	206,727,559	149,036,727

Cash and cash equivalents	214,774,244	155,652,941

Investment securities held to maturity (estimated fair value—$7,051,961 at September 30, 2012; $6,147,579 at December 31, 2011)	6,897,627	5,964,393
Investment securities available for sale (amortized cost— $87,102,012 at September 30, 2012; $47,639,832 at December 31, 2011)	87,394,009	46,767,668
Loans—net of allowance for loan losses of $3,695,933 at September 30, 2012 and $3,762,295 at December 31, 2011	691,635,796	727,626,278
Accrued interest receivable:
Loans	2,518,403	2,550,769
Investment securities	62,381	294,492
Federal Home Loan Bank stock—at cost	6,389,800	6,434,800
Office properties and equipment—net	13,589,788	14,054,679
Prepaid expenses and other assets	5,612,661	6,768,740
Real estate owned	967,900	97,500
Cash surrender value of life insurance	22,355,214	18,812,573
Net deferred tax asset	4,034,332	4,484,212
Goodwill	4,629,503	4,544,121
Other intangible assets	681,750	677,000

TOTAL ASSETS	$1,061,543,408	$994,730,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$91,538,947	$75,551,232
Interest bearing deposits	727,875,065	676,903,679
Advances from Federal Home Loan Bank	110,000,000	110,000,000
Junior subordinated debenture	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,632,242	3,999,306
Accrued interest payable	788,340	1,146,482
Other liabilities	8,101,940	6,985,863

Total liabilities	957,400,534	890,050,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,963,672 shares outstanding at September 30, 2012; 7,291,643 shares outstanding at December 31, 2011	73,076	73,076
Additional paid-in capital	64,852,175	64,408,624
Retained earnings - partially restricted	47,684,852	45,147,396
Treasury stock—at cost: 399,503 at September 30, 2012; 15,947 at December 31, 2011	(4,489,464)	(174,232)
Common stock acquired by employee benefits plans	(3,408,978)	(3,665,478)
Deferred compensation plans trust	(558,668)	(538,982)
Accumulated other comprehensive loss	(10,119)	(570,800)

Total stockholders’ equity	104,142,874	104,679,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,543,408	$994,730,166

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,469,646	$9,433,318	$26,202,248	$26,617,370
Taxable interest on mortgage-backed securities	270,823	183,848	697,197	500,283
Non-taxable interest on municipal securities	(2,051)	16,347	70,138	37,466
Taxable interest and dividends on other investment securities	337,006	365,319	1,130,330	1,048,973

Total interest and dividend income	9,075,424	9,998,832	28,099,913	28,204,092

INTEREST EXPENSE:
Interest on deposits	1,056,432	1,697,744	3,377,523	4,758,408
Interest on borrowings	1,511,054	1,523,247	4,531,721	4,531,012

Total interest expense	2,567,486	3,220,991	7,909,244	9,289,420

NET INTEREST INCOME	6,507,938	6,777,841	20,190,669	18,914,672

PROVISION FOR LOAN LOSSES	148,000	141,400	573,900	344,235

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,359,938	6,636,441	19,616,769	18,570,437

OTHER INCOME:
Service charges	439,916	445,754	1,273,984	1,200,139
Cash surrender value of life insurance	159,544	130,876	457,642	389,710
Gain on call of securities	50,310	-	65,310	10,014
Other	379,638	358,213	1,102,921	998,810

Total other income	1,029,408	934,843	2,899,857	2,598,673

OTHER EXPENSE:
Salaries and employee benefits	3,089,552	3,015,803	9,270,343	8,196,553
Occupancy and equipment	1,265,200	1,259,715	3,759,786	3,377,741
Federal insurance premiums	122,477	217,176	379,061	590,443
Advertising	121,178	119,771	369,104	371,258
Professional services	307,172	379,889	833,514	984,527
Real estate owned expense	29,790	-	33,050	2,499
Charitable contributions	37,500	36,000	112,500	108,000
Other operating expenses	474,596	492,857	1,482,100	1,356,242

Total other expenses	5,447,465	5,521,211	16,239,458	14,987,263

INCOME BEFORE INCOME TAXES	1,941,881	2,050,073	6,277,168	6,181,847

INCOME TAX EXPENSE	749,822	835,207	2,434,165	2,604,878

NET INCOME	$1,192,059	$1,214,866	$3,843,003	$3,576,969
Other comprehensive income, net of tax:
Unrealized gain(loss) on available for sale securities	490,759	(326,567)	714,280	88,664
Unrealized gain(loss) on post retirement life benefit	5,712	-	(153,599)	-

COMPREHENSIVE INCOME	$1,688,530	$888,299	$4,403,684	$3,665,633

Earnings per share, basic:	$0.18	$0.18	$0.57	$0.53
Earnings per share, diluted:	$0.18	$0.18	$0.57	$0.52

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,843,003	$3,576,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,033,385	501,077
Provision for loan losses	573,900	344,235
Stock based compensation expense	577,658	551,810
Gain on call of AFS securities	(65,310)	(10,014)
Cash surrender value of life insurance	(457,642)	(389,710)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	264,477	(62,509)
Prepaid expenses and other assets	1,156,080	(109,210)
Accrued interest payable	(358,142)	(385,723)
Other liabilities	962,478	616,744
Net cash provided by operating activities	7,529,887	4,633,669
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,269,564	2,726,953
Mortgage-backed securities held to maturity	439,027	395,112
Collateralized Mortgage Obligations	—	14,210
Loans originated, net of repayments	34,402,390	563,798
Purchases of:
Life insurance contracts	(3,085,000)	—
Loans	(342,000)	(426,000)
Investment securities held to maturity	(7,393,000)	(4,900,000)
Investment securities available for sale	(76,255,752)	(45,005,000)
Office properties and equipment	(319,351)	(510,335)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	45,000	20,900
Investment securities held to maturity	6,020,000	1,000,000
Investment securities available for sale	33,485,310	25,605,000
Mortgage-backed securities available for sale	—	124,361
Real Estate Owned	187,513	—
Cash used for acquisition, net of cash acquired	—	27,053,885
Net cash (used in) provided by investing activities	(9,546,299)	6,662,884
FINANCING ACTIVITIES:
Increase in deposits	67,022,852	54,350,586
Dividends paid	(1,305,548)	(1,313,420)
Purchase of treasury stock	(4,315,232)	(59,024)
Exercise of Incentive Stock Options	122,393	—
Purchase of shares by deferred compensation plans trust	(19,686)	(8,007)
Increase in advances from borrowers for taxes and insurance	(367,064)	(107,939)
Net cash provided by financing activities	61,137,715	52,862,196
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,121,303	64,158,749
CASH AND CASH EQUIVALENTS—Beginning of period	155,652,941	110,865,154
CASH AND CASH EQUIVALENTS—End of period	$214,774,244	$175,023,903
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$8,335,885	$9,627,791
Income Taxes	$1,949,500	$2,800,574
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$1,057,913	$215,544

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

December 2011, the FASB issued ASU No. 2011-12, ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. The new accounting guidance was effective beginning January 1, 2012 and was applied retrospectively. The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact its results of operations, financial position, or cash flows.

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

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections.  This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114.  The amendments are effective upon issuance.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  This update principally carries forward legacy (pre-codification) guidance and/or subsequent amendments into the codification as well as conforms terminology and clarifies certain guidance in various topics of the Codification to fully reflect the fair value measurement and disclosure requirements of Topic 820.  The amendments are effective upon issuance (October 1, 2012), except for amendments that are subject to transition guidance, which will be effective beginning January 1st, 2013.  The adoption of this accounting guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities – Municipal	$5,393,000	$—	$—	$5,393,000
US Treasury and government sponsored entity mortgage-backed securities	1,504,627	154,334	—	1,658,961
Totals	$6,897,627	$154,334	$—	$7,051,961

Available for Sale
Debt securities:
Municipal	$—	$—	$—	$—
Corporate	11,471,468	154,747	(1,295,165)	10,331,050
U.S. Treasury and federal agencies	20,068,335	38,020	(10,196)	20,096,159
Equity securities	2,596	12,114	(1,933)	12,777
US treasury and government sponsored entity mortgage-backed securities	55,559,613	1,397,631	(3,221)	56,954,023
Totals	$87,102,012	$1,602,512	$(1,310,515)	$87,394,009

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$4,020,000	$—	$—	$4,020,000
US Treasury and government sponsored entity mortgage-backed securities	1,944,393	183,186	—	2,127,579
Totals	$5,964,393	$183,186	$—	$6,147,579

Available for Sale
Debt securities:
Municipal	$830,000	$2,000	$—	$832,000
Corporate	7,700,531	35,450	(1,625,673)	6,110,308
U.S. Treasury and federal agencies	25,660,016	24,720	(148)	25,684,588
Equity securities	2,596	11,980	(2,034)	12,542
US Treasury and government sponsored entity mortgage-backed securities	13,446,689	707,047	(25,506)	14,128,230
Totals	$47,639,832	$781,197	$(1,653,361)	$46,767,668

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Agencies	$10,021,767	$(10,196)	$—	$—	$10,021,767	$(10,196)
Corporate	—	—	3,408,258	(1,295,165)	3,408,258	(1,295,165)
US treasury and government sponsored entity mortgage-backed securities	841,495	(3,221)	—	—	841,495	(3,221)
Equity securities	—	—	663	(1,933)	663	(1,933)
Totals	$10,863,262	$(13,417)	$3,408,921	$(1,297,098)	$14,272,183	$(1,310,515)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Treasury	$32,797	$(148)	$—	$—	$32,797	$(148)
Corporate	—	—	4,076,639	(1,625,673)	4,076,639	(1,625,673)
US treasury and government sponsored entity mortgage-backed securities	2,685,526	(25,506)	—	—	2,685,526	(25,506)
Equity securities	—	—	562	(2,034)	562	(2,034)
Totals	$2,718,323	$(25,564)	$4,077,201	$(1,627,707)	$6,795,524	$(1,653,361)

Management has reviewed its investment securities as of September 30, 2012 and has determined that all declines in fair value below amortized cost are temporary.

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

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit below investment grade at September 30, 2012. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	29 years	30 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At September 30, 2012, three single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 28% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of September 30, 2012, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2012 the Company had no agency mortgage-backed securities with unrealized losses for 12 months or longer.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$5,393,000	$5,393,000	$31,962	$31,937
Due after 1 year through 5 years	─	─	6,767,845	6,922,592
Due after 5 years through 10 years	─	─	10,036,373	10,027,222
Due after 10 years	─	─	14,703,623	13,445,658
Total	$5,393,000	$5,393,000	$31,539,803	$30,427,209

Equity securities had a cost of $2,596 and a fair value of $12,777 as of September 30, 2012. Mortgage-backed securities had a cost of $57,064,240 and a fair value of $58,612,984 as of September 30, 2012.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	September 30, 2012	December 31, 2011
Real estate - mortgage:
One-to-four family residential	$516,055,433	$547,906,420
Commercial and multi-family	78,422,537	77,072,427
Total real estate-mortgage	594,477,970	624,978,847
Real estate - construction:
Residential	8,394,333	8,057,416
Commercial	2,894,364	3,790,673
Total real estate - construction	11,288,697	11,848,089
Commercial	22,682,321	23,937,050
Consumer:
Home equity	62,894,795	66,787,820
Other consumer loans	948,290	809,965
Total consumer loans	63,843,085	67,597,785
Total loans	692,292,073	728,361,771
Net deferred loan cost	3,039,656	3,026,802
Allowance for loan losses	(3,695,933)	(3,762,295)
Net total loans	$691,635,796	$727,626,278

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$3,762,295	$3,988,076
Provision for loan loss	573,900	344,235
Charge-offs	(669,494)	(213,640)
Recoveries	29,232	—
Balance, end of period	$3,695,933	$4,118,671

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $573,900 for the nine months ended September 30, 2012 as compared to $344,235 for the comparable period in 2011. The increase in the provision for loan losses was a result of required reserves for an increase in classified loans.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of September 30, 2012 and December 31, 2011, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at September 30, 2012 and December 31, 2011 consisted of non-accrual loans that amounted to $4,683,900 and $5,676,819, respectively, and non-accrual troubled debt restructurings of $0 and $805,095, respectively. The reserve for delinquent interest on loans totaled $247,292 and $425,384, at September 30, 2012 and December 31, 2011, respectively.

Non-accrual loans segregated by class of loans are as follows:

	September 30, 2012	December 31, 2011
Real estate
One-to-four family residential	$3,625,970	$4,768,395
Commercial and multi-family	475,096	392,146
Construction Loans	84,000	-
Commercial	200,000	318,230
Consumer	298,834	198,048
Non-accrual loans	4,683,900	5,676,819
Troubled debt restructuring, non-accrual	-	805,095
Total non-accrual loans	$4,683,900	$6,481,914

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the nine month period ended September 30, 2012:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount

Balance at January 1, 2012	$78,039,662	(3,835,961)	1,284,000	75,487,701
Principal reductions	(11,792,456)	─	─	(11,792,456)
Charge-offs, net	(497,781)	497,781	─	─
Amortization of loan premium	─	─	(225,750)	(225,750)
Settlement adjustments	─	(85,382)	─	(85,382)
Balance at September 30, 2012	$65,749,425	$(3,423,562)	$1,058,250	$63,384,113

An age analysis of past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
September 30, 2012
Real Estate
1-4 Family Residential	$985,300	$-	$3,625,970	$4,611,270	$511,444,163	$516,055,433
Commercial and Multi-Family	666,790	-	475,096	1,141,886	77,280,651	78,422,537
Construction	-	-	84,000	84,000	11,204,697	11,288,697
Commercial	-	-	200,000	200,000	22,482,321	22,682,321
Consumer	34,323	34,392	298,834	368,089	63,474,996	63,843,085
Total	$1,686,413	$34,392	$4,683,900	$6,405,245	$685,886,828	$692,292,073

December 31, 2011
Real Estate
1-4 Family Residential	$665,563	$-	$4,768,395	$5,433,958	$542,472,462	$547,906,420
Commercial and Multi-Family	12,318	-	392,146	404,464	76,667,963	77,072,427
Construction	-	-	-	-	11,848,089	11,848,089
Commercial	-	-	318,230	318,230	23,618,820	23,937,050
Consumer	218,766	198,995	198,048	615,809	66,981,976	67,597,785
Total	$896,647	$198,995	$5,676,819	$6,772,461	$721,589,310	$728,361,771

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,289,487	$2,289,487	$-	$190,598
Commercial and Multi-Family	475,096	475,096	-	130,715
Construction	84,000	84,000	-	84,000
Commercial	-	-	-	-
Consumer	298,834	298,834	-	42,691
With an allowance recorded
Real Estate
1-4 Family Residential	2,888,496	3,020,851	307,922	361,062
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	200,000	200,000	47,050	200,000
Consumer	129,069	129,069	28,421	129,069
Total
Real Estate
1-4 Family Residential	5,177,982	5,309,676	307,922	551,852
Commercial and Multi-Family	475,096	475,096	-	475,096
Construction	84,000	84,000	-	84,000
Commercial	200,000	200,000	47,050	200,000
Consumer	427,903	503,919	28,421	171,759

December 31, 2011
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,287,176	$2,287,176	$-	$190,598
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	183,937	183,937	-	36,787
With an allowance recorded
Real Estate
1-4 Family Residential	3,286,313	3,764,871	371,554	328,631
Commercial and Multi-Family	-	-	-	-
Commercial	-	-	-	-
Consumer	14,111	14,111	14,286	14,111
Total
Real Estate
1-4 Family Residential	5,573,489	6,052,047	371,554	519,229
Commercial and Multi-Family	392,146	392,146	-	130,715
Commercial	318,230	318,230	-	106,077
Consumer	198,048	198,048	14,286	50,898

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. The Company entered into four TDR agreements. As of September 30, 2012, the total carrying value of the TDRs were $1,681,081, of which $1,681,081 was performing.

Included in impaired loans at September 30, 2012 were four TDRs, which had specific reserve totaling $177,184. The following table presents an analysis of the Company’s TDR agreements existing as of September 30, 2012 and December 31, 2011, respectively.

	As of September 30, 2012			As of December 31, 2011
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
1-4 Family Residential	3	$1,552,012	$1,552,012	1	$805,095	$805,095
Consumer	1	129,069	129,069
Total	4	$1,681,081	$1,681,081	1	$805,095	$805,095

Federal regulations require us to review and classify our assets on a regular basis. In addition, federal banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish an allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table presents classified loans by class of loans as of September 30, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/30/2011
Grade:
Special Mention	$3,537,993	$1,779,742	$4,295,595	$3,518,440	$—	$—	$66,917	$-	$440,829	$229,156
Substandard	6,071,549	6,134,849	3,358,737	2,760,244	—	—	1,401,699	1,494,731	731,612	538,676
Doubtful and Loss	-	148,849	-	-	—	—	-	-	-	-
Total	$9,609,543	$8,063,440	$7,654,332	$6,278,684	—	—	$1,468,616	$1,494,731	$1,172,441	$767,832

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2012 and December 31, 2011.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/30/2011
Performing	$512,429,463	$542,332,930	$77,947,441	$76,680,281	$11,204,697	$11,848,089	$22,482,321	$23,618,820	$63,544,251	$67,399,737
Non-Performing	3,625,970	5,573,490	475,096	392,146	84,000	-	200,000	318,230	298,834	198,048
Total	$516,055,433	$547,906,420	$78,422,537	$77,072,427	$11,288,697	$11,848,089	$22,682,321	$23,937,050	$63,843,085	$67,597,785

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2012 and December 31, 2011. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
September 30, 2012
Allowance for credit losses:
Beginning Balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Charge-offs	(548,459)	-	-	(29,179)	(91,856)	(669,494)
Recoveries	11,940	-	-	17,292	-	29,232
Provision for loan losses	390,060	37,423	14,236	32,289	99,892	573,900
Ending balance	$2,366,511	$497,410	$112,061	$249,457	$470,494	$3,695,933
Ending balance: individually evaluated for impairment	$307,922	$-	$-	$47,050	$28,421	$383,393
Ending balance: collectively evaluated for impairment	$2,058,589	$497,410	$112,061	$202,407	$442,073	$3,312,540
Loan Receivables:
Ending balance	$516,055,433	$78,422,537	$11,288,697	$22,682,321	$63,843,085	$692,292,073
Ending balance: individually evaluated for impairment	$5,177,982	$475,096	$84,000	$200,000	$427,903	$6,364,981
Ending balance: collectively evaluated for impairment	$510,877,451	$77,947,441	$11,204,697	$22,482,321	$63,415,182	$685,927,092

December 31, 2011
Allowance for credit losses:
Beginning Balance	$2,731,325	$281,762	$32,494	$268,411	$674,084	$3,988,076
Charge-offs	(558,727)	-	-	(90,694)	(50,904)	(700,325)
Recoveries	-	-	-	-	1,309	1,309
Provision for loan losses	340,372	178,225	$65,331	$51,338	$(162,031)	$473,235
Ending balance	$2,512,970	$459,987	$97,825	$229,055	$462,458	$3,762,295
Ending balance: individually evaluated for impairment	$371,554	$-	$-	$-	$14,286	$385,840
Ending balance: collectively evaluated for impairment	$2,141,416	$459,987	$97,825	$229,055	$448,172	$3,376,455
Loan Receivables:
Ending balance	$547,906,420	$77,072,427	$11,848,089	$23,937,050	$67,597,785	$728,361,771
Ending balance: individually evaluated for impairment	$5,573,490	$392,146	$-	$318,230	$198,048	$6,481,914
Ending balance: collectively evaluated for impairment	$542,332,930	$76,680,281	$11,848,089	$23,618,820	$67,399,737	$721,879,857

4.	DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$427,177,381	0.21%	$378,271,640	0.28%
Savings and club accounts	166,997,700	0.20%	130,324,314	0.46%
Subtotal	594,175,081		508,595,954
Certificates with original maturities:
Within one year	68,769,950	0.43%	83,200,428	0.66%
One to three years	127,246,151	1.45%	135,954,595	1.76%
Three years and beyond	29,222,829	2.58%	23,703,934	3.10%
Total certificates	225,238,930		243,858,957
Total	$819,414,011		$752,454,911

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2012 and December 31, 2011 amounted to $82,154,319and $90,275,593, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2012 and December 31, 2011 amounted to $162,571,452 and $118,827,074, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator – Net Income	$1,192,059	$1,214,866	$3,843,003	$3,576,969
Denominators:
Basic average shares outstanding	6,625,221	6,753,956	6,715,043	6,741,124
Effect of dilutive common stock equivalents	55,942	82,741	70,758	87,159
Diluted average shares outstanding	6,681,163	6,836,697	6,785,801	6,828,283

Earnings per share:
Basic	$0.18	$0.18	$0.57	$0.53
Diluted	$0.18	$0.18	$0.57	$0.52

At September 30, 2012 and 2011, there were 639,272 and 654,122 outstanding anti-dilutive options, respectively, and 60,390 and 80,190 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2012 and 2011 and changes during the nine months ended September 30, 2012 and 2011 are presented below:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	650,804	$11.90	587,504	$11.92
Granted	—	—	66,618	$11.64
Exercised	11,532	$10.61	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	639,272	$11.90	654,122	$11.89
Exercisable at the end of the period	441,322	$13.16	329,144	$13.16
Stock options vested or expected to vest (1)	575,345	$11.90	588,800	$11.89

 (1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2012:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	294,127	$13.19	2.9 years
November 21, 2006	19,784	$14.78	4.1 years
November 20, 2007	26,475	$11.32	5.1 years
August 18, 2010	232,268	$10.21	7.9 years
March 15, 2011	13,600	$12.06	8.5 years
August 17, 2011	53,018	$11.53	8.9 years
Total	639,272	$11.90	5.5 years

The compensation expense recognized for the three and nine months ended September 30, 2012 was $36,750 and $110,250 as compared to $32,484 and $97,452 for the three and nine months ended September 30, 2011.

At September 30, 2012, there was $579,158 of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

Summary of Non-vested Stock Award Activity:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	80,190	$10.32	99,000	$10.21
Issued	–	–	4,950	$12.06
Forfeited	–	–	4,950	$10.21
Vested	19,800	$10.30	18,810	$10.21
Outstanding at September 30, 2012	60,390	$10.33	80,190	$10.32

The compensation expense recognized for the three and nine months ended September 30, 2012 was $51,000 and $153,000 as compared to $51,000 and $146,730 for the three and nine months ended September 30, 2011.

As of September 30, 2012, there was $580,397 of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

7.	INCOME TAXES

Income tax expense was $2,434,165 for an effective tax rate of 38.8% for the nine months ended September 30, 2012 compared to $2,604,878 million for an effective tax rate of 42.1% for the same period in 2011.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2012 and December 31, 2011, no valuation allowance has been recorded for any of the outstanding deferred tax assets.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2012, the tax years ended December 31, 2010 through 2011 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2008 through 2011 were subject to state examination.

8.	STOCKHOLDERS’ EQUITY

During the third quarter of 2012, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 24, 2012 to stockholders of record as of the close of business on August 3, 2012.

During the three months and nine months ended September 30, 2012, the Company repurchased 228,600 and 334,400 shares totaling $3,042,445 and $4,315,232 at a weighted average per share cost of $13.31 and $12.91, respectively.

At September 30, 2012 the components of Accumulated Other Comprehensive Income are an unrealized holding loss of $153,599 from unrealized loss in the post retirement life benefit and an unrealized holding gain of $143,480 from unrealized net gains on investment securities available for sale.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at September 30, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$56,954,023	$-
U.S. Treasury and federal agencies	-	20,096,159	-
State and municipal obligations	-	-	-
Corporate securities	-	10,330,850	200
Equity securities	12,777	-	-
Totals	$12,777	$87,381,032	$200

Those assets at December 31, 2011 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$25,684,588	$-
U.S. Treasury and federal agencies	-	14,128,230	-
State and municipal obligations	-	832,000	-
Corporate securities	-	6,110,108	200
Equity securities	12,542	-	-
Totals	$12,542	$46,754,926	$200

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

The following provides details of the fair value measurement activity for Level 3 for the nine-months ended September 30, 2012 and September 30, 2011:

Fair Value Measurement Activity – Level 3 (only)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2012	$200	$200
Total gains (losses), realized/unrealized:
Included in earnings (1)	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—
Balance, September 30, 2012	$200	$200

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

Impaired Loans

		Category Used for Fair Value Measurement			Total (Losses)
	Total	Level 1	Level 2	Level 3	Gains
September 30, 2012
Assets:
Impaired loans	$2,834,172	$–	$2,634,172	200,000	(189,565)
Real estate owned	870,400	–	870,400	–	(98,661)

September 30, 2011
Assets:
Impaired loans	$2,678,221	$–	$2,158,691	519,530	(570,651)
Real estate owned	215,544	–	215,544	–	–

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the nine month ended September 30, 2012 were $2,834,172. Such loans were carried at the value of $3,023,737 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $189,565. Total loans remeasured at fair value for the nine month ended September 30, 2011 were $2,678,221. Such loans were carried at the value of $3,248,872 immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $570,651.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the nine month ended September 30, 2012 was $1,057,913, of which $187,513 were sold. These properties were carried at the value of $969,061 immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $98,661. Total real estate owned remeasured at fair value for the nine months ended September 30, 2011 was $215,544. The collateral underlying the loan had a fair value of $215,544, with an aggregate carrying value of $215,544, resulting in no required net charge-off. At September 30, 2012 the Company had five properties totaling $967,900 as compared to one property at December 31, 2011 totaling $97,500.

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

		Category Used For Fair Value
September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$214,774,244	$214,774,244	$–	$–
Investment securities:
Held to maturity	6,897,627	–	7,051,961	–
Available for sale	87,394,009	12,777	87,381,032	200
Loans receivable, net	691,635,796	–	707,073,765	200,000
Federal Home Loan Bank stock	6,389,800	–	6,389,800	–

Liabilities:
NOW and other demand deposit accounts	427,177,381	–	437,431,598	–
Passbook savings and club accounts	166,997,700	–	171,155,632	–
Certificates	225,238,930	–	223,953,721	–
Advances from Federal Home Loan Bank	110,000,000	–	125,885,561	–
Junior subordinated debenture	15,464,000	–	12,371,200	–

		Category Used For Fair Value
December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,652,941	$155,652,941	$–	$–
Investment securities:
Held to maturity	5,964,393	–	6,147,579	–
Available for sale	46,767,668	12,542	46,754,926	200
Loans receivable, net	727,626,278	–	742,868,929	–
Federal Home Loan Bank stock	6,434,800	–	6,434,800	–

Liabilities:
NOW and other demand deposit accounts	378,271,640	–	386,987,640	–
Passbook savings and club accounts	130,324,313	–	137,074,313	–
Certificates	243,858,957	–	242,343,751	–
Advances from Federal Home Loan Bank	110,000,000	–	131,036,958	–
Junior subordinated debenture	15,464,000	–	10,824,800	–

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2012. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2012 and December 31, 2011, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4,629,503 at September 30, 2012 as compared to $4,544,121 at December 31, 2011. An adjustment of $735,488 was made to goodwill during the measurement period, which is now closed, for additional information that was received regarding taxes.  This adjustment was also made to the December 31, 2011 reported balance to retrospectively adjust the provisional amount of goodwill recognized at the acquisition date. The Company completed its annual goodwill impairment test as of August 1, 2012 and concluded that goodwill was not impaired.

The core deposit intangible totaled $681,750 at September 30, 2012 as compared to $677,000 at December 31, 2011. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2012			2011
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
Balance, January 1,	$97,500	–	$97,500	$97,500	–	$97,500
Transfers into Real Estate Owned	563,713	$494,200	1,057,913	–	215,544	215,544
Sales of Real Estate Owned	(187,513)	–	(187,513)	–	–	–
Balance, September 30,	$473,700	$494,200	$967,900	$97,500	$215,544	$313,044

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Total assets of the Company increased $66.8 million to $1,061.5 million at September 30, 2012 from $994.7 million at December 31, 2011. Loans receivable, net, decreased $36.0 million, investment and mortgage-backed securities increased $41.6 million and cash and cash equivalents increased by $59.1 million. Asset growth was funded by an increase in deposits of $67.0 million while borrowings were unchanged at $125.5 million.

Investments

Investments securities increased $41.6 million to $94.3 million at September 30, 2012 from $52.7 million at December 31, 2011. The increase was the result of purchases of $83.9 million of agency and municipal investments offset by normal repayments, calls and maturities of $42.3 million.

Loans

Loans receivable, net, decreased $36.0 million to $691.6 million at September 30, 2012 from $727.6 million at December 31, 2011. Loan originations totaled $116.6 million for the nine months ended September 30, 2012 compared to $104.9 million originated in the nine months ended September 30, 2011. Real estate mortgage loan originations totaled $81.6 million, real estate construction loan originations totaled $13.8 million, consumer loan originations totaled $11.2 million and commercial loan originations totaled $10.1 million for the third quarter of 2012. Origination activity was offset by $152.5 million of normal loan payments and payoffs, compared to payments and payoffs of $105.2 million in same period of the prior year. Heavy refinance activity due to low interest rates resulted in originations failing to keep pace with payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2012.

	September 30, 2012	December 31, 2011	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$516,055	$547,906	$(31,851)	(5.8)%
Commercial and multi-family	78,423	77,073	1,350	1.8
Total real estate – mortgage	594,478	624,979	(30,501)	(4.9)

Real estate – construction:
Residential	8,394	8,057	337	4.2
Commercial	2,895	3,791	(896)	(23.6)
Total real estate – construction	11,289	11,848	(559)	(4.7)

Commercial	22,682	23,937	(1,255)	(5.2)

Consumer
Home equity	62,895	66,788	(3,893)	(5.8)
Other consumer loans	948	810	138	17.1
Total consumer loans	63,843	67,598	(3,755)	(5.6)

Total loans	692,292	728,362	(36,070)	(5.0)

Net deferred loan cost	3,040	3,026	14	0.5
Allowance for loan losses	(3,696)	(3,762)	66	1.8

Net total loans	$691,636	$727,626	$(35,990)	(4.9)%

Non-Performing Assets

Non-performing assets totaled $5.7 million, or 0.53% of total assets, at September 30, 2012 compared to $6.6 million or 0.66% of total assets at December 31, 2011 and $5.3 million, or 0.52% of total assets, at September 30, 2011. The decrease from December 31, 2011 was the result of a lower balance non-performing loans replacing higher balance non-performing loans. Non-performing assets consisted of seventeen residential mortgages totaling $3.6 million, one commercial mortgage totaling $475 thousand, one residential construction loan totaling $84 thousand, one commercial loan totaling $200 thousand, five consumer equity loans totaling $299 thousand and five real estate owned properties totaling $968 thousand. Specific reserves were recorded for ten loans in the amount of $383 thousand at September 30, 2012 as compared to eleven loans with specific reserves of $386 thousand at December 31, 2011. Real estate owned increased four properties and $870 thousand at September 30, 2012 to $968 thousand from December 31, 2011. Net charge-offs totaled $640 thousand in 2012 compared to $213 thousand for the same period in 2011.

The allowance for loan losses decreased $66 thousand to $3.7 million, or 0.53% of total net loans, from $3.8 million at December 31, 2011, or 0.52% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $640 thousand offset by an addition to the provision of $574 thousand. The provision increase was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance in September 2012 from December 31, 2011 were slightly higher than those used at December 31, 2011 due to increases in delinquencies. At September 30, 2012, the specific allowance on loans individually evaluated for impairment was $383 thousand and pooled allowance on the remainder of the loan portfolio was $3.3 million as compared to specific allowance on loans individually evaluated for impairment of $386 thousand and pooled allowance on the reminder of the loan portfolio of $3.3 million at December 31, 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,762	$3,988
Provision for loan losses	574	344

Recoveries	29	—
Charge-offs	(669)	(213)
Net (charge-offs) recoveries	(640)	(213)

Allowance at end of period	$3,696	$4,119
Allowance for loan losses as a percent of total loans	0.53%	0.55%
Allowance for loan losses as a percent of non-performing loans	78.91%	82.64%

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate – residential	$3,626	$4,768
Real estate - commercial	475	392
Real estate - construction	84	–
Commercial	200	318
Consumer	299	198
Total	4,684	5,676
Troubled debt restructurings - nonaccrual	–	805
Total nonaccrual loans	4,684	6,481
Real estate owned	968	98
Total non-performing assets	$5,652	$6,579

Total non-performing loans to total loans	0.68%	0.89%
Total non-performing loans to total assets	0.44%	0.65%
Total non-performing assets to total assets	0.53%	0.66%

Deposits

Deposits increased by $67.0 million, or 8.9%, to $819.4 million at September 30, 2012 from $752.5 million at December 31, 2011. Interest bearing demand deposits increased $32.9 million, non-interest bearing checking increased $16.0 million, savings accounts increased by $36.7 million and certificates of deposit decreased by $18.6 million. The Company continued its focus on attracting core deposits, which increased $85.6 million to $594.2 million.

The following table summarizes changes in deposits in the nine months ended September 30, 2012.

	September 30,	December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$91,539	$75,551	$15,988	21.2%
Interest-bearing demand deposits	335,639	302,721	32,918	10.9
Savings accounts	166,997	130,324	36,673	28.1
Time deposits	225,239	243,859	(18,620)	(7.6)
Total	$819,414	$752,455	$66,959	8.9%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2012 from December 31, 2011. Other borrowings were unchanged at $15.5 million at September 30, 2012 compared to December 31, 2011.

Stockholders’ Equity

Stockholders’ equity decreased $537 thousand to $104.1 million at September 30, 2012, from $104.7 million at December 31, 2011, primarily as a result dividends paid of $1.3 million and treasury stock purchases of $4.3 million offset by net income of $3.8 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Net income was $1.2 million for the three months ended September 30, 2012 as compared to $1.2 million for the three months ended September 30, 2011. The decrease of $23 thousand, or 1.9%, in 2012 from 2011 was due primarily to a decrease in net interest income, other expenses and income tax expense offset by an increase in other income.

Net income was $3.8 million for the nine months ended September 30, 2012 as compared to $3.6 million for the nine months ended September 30, 2011. The $266 thousand, or 7.4%, increase in 2012 from 2011 was due primarily to increases in net interest income and other income offset by a decrease in income tax expense and increases in other expenses and provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net income	$1,192	$1,215	$3,843	$3,577
Basic earnings per share	$0.18	$0.18	$0.57	$0.53
Diluted earnings per share	$0.18	$0.18	$0.57	$0.52
Return on average assets (annualized)	0.46%	0.50%	0.50%	0.53%
Return on average equity (annualized)	4.50%	4.67%	4.83%	4.64%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,470	$9,433	$(963)	(10.2)%
Investment securities	606	566	40	7.1
Total interest income	9,075	9,999	(923)	(9.2)

INTEREST EXPENSE:
Deposits	1,056	1,698	$(642)	(37.8)
Borrowings	1,511	1,523	(12)	(0.8)
Total interest expense	2,567	3,221	(654)	(20.3)
Net interest income	$6,508	$6,778	$(270)	(4.0)%

Interest income decreased by $923 thousand, or 9.2%, for the quarter ended September 30, 2012 compared to September 30, 2011. While interest-earning assets increased compared to the same period in the prior year, a shift in the mix of assets resulted in a decrease in the average balance of loans and an increase in the average balance of lower yielding investments, coupled with lower yields in both categories, was responsible for the decrease in interest income.

Interest expense decreased by $654 thousand, or 20.3%, for the quarter ended September 30, 2012 over the same period last year due to a decrease in the average rate paid on deposits offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.42% and 3.32% respectively, for the three months ended September 30, 2012, compared to 3.58% and 3.55% for the same period in 2011. The decrease in the interest rate spread of 16 basis points and margin of 23 basis points resulted from a decrease in the rate earned on interest-earning assets of 61 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 45 basis points. The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 39 basis points, a decrease in the average rate on investments of 218 basis points and a decrease in the average balance of loans of $21.4 million offset by an increase in the average balance of investments of $42.2 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 46 basis points offset by an increase in the average balance of interest-bearing deposits of $72.5 million.

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$26,202	$26,617	$(415)	(1.6)%
Investment securities	1,898	1,587	311	19.6
Total interest income	28,100	28,204	(104)	(0.4)
INTEREST EXPENSE:
Deposits	$3,377	$4,758	$(1,381)	(29.0
Borrowings	4,532	4,531	1	0.0
Total interest expense	7,909	9,289	(1,380)	(14.9)
Net interest income	$20,191	$18,915	$1,276	6.7%

Interest income decreased by $104 thousand, or 0.4%, for the nine months ended September 30, 2012 compared the same period ended September 30, 2011. The decrease resulted from decrease in the average rate earned on loans and investments offset by an increase in the average balance of loans and investments.

Interest expense decreased by $1.4 million, or 14.9%, for the nine months ended September 30, 2012 over the same period last year due to a decrease in the average rate paid on deposits offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.49% and 3.42% respectively, for the nine months ended September 30, 2012, compared to 3.52% and 3.50% for the same period in 2011. The decrease in the interest rate spread of two basis points and margin of eight basis points resulted from a decrease in the rate earned on interest-earning assets of 46 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 44 basis points. The decrease in rate on interest earnings assets resulted from decrease in the average rate on loans of 29 basis points and a decrease in the average rate on investments of 197 basis points offset by an increase in the average balance loans of $28.9 million and an increase in the average balance of investments of $37.6 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 42 basis points offset by an increase in the average balance of interest-bearing deposits of $103.8 million.

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

Average Balance Tables

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$696,198	$8,470	4.87%	$717,630	$9,433	5.26%
Investment securities	88,117	606	2.75%	45,876	566	4.93%
Total interest-earning assets	784,315	9,075	4.63%	763,506	9,999	5.24%
Noninterest-earning assets	273,022			208,258
Total assets	$1,057,337			$971,764

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$348,205	$237	0.27%	$289,791	$468	0.65%
Savings accounts	148,115	96	0.26%	121,978	209	0.69%
Certificates of deposit	228,206	723	1.27%	240,531	1,021	1.70%
Total interest-bearing deposits	724,526	1,056	0.58%	652,300	1,698	1.04%

FHLB advances	110,000	1,176	4.28%	110,000	1,188	4.32%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,511	4.82%	125,464	1,523	4.86%
Total interest-bearing liabilities	849,990	2,567	1.21%	777,764	3,221	1.66%
Noninterest-bearing demand accounts	90,918			75,310
Other liabilities	11,406			14,614
Total liabilities	952,314			867,688

Stockholders’ equity	105,023			104,076
Total liabilities and stockholders’ equity	$1,057,337			$971,764

Net interest income		$6,508			$6,778
Interest rate spread			3.42%			3.58%
Net interest margin			3.32%			3.55%
Average interest-earning assets to average interest-bearing liabilities	92.27%			98.17%

Average Balance Tables	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$708,200	$26,202	4.93%	$679,317	$26,617	5.22%
Investment securities	78,330	1,898	3.23%	40,703	1,587	5.20%
Total interest-earning assets	786,530	28,100	4.76%	720,020	28,204	5.22%

Noninterest-earning assets	243,827			188,224
Total assets	$1,030,357			$908,244

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$328,360	$710	0.29%	$271,336	$1,318	0.65%
Savings accounts	139,864	310	0.30%	112,288	608	0.72%
Certificates of deposit	236,323	2,358	1.33%	217,099	2,832	1.74%
Total interest-bearing deposits	704,547	3,378	0.64%	600,723	4,758	1.06%

FHLB advances	110,000	3,526	4.27%	110,000	3,525	4.27%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%
Total borrowings	125,464	4,532	4.82%	125,464	4,531	4.82%
Total interest-bearing liabilities	830,011	7,909	1.27%	726,187	9,289	1.71%

Noninterest-bearing demand accounts	83,367			68,063
Other liabilities	10,998			11,169
Total liabilities	924,376			805,419

Stockholders’ equity	105,981			102,825
Total liabilities and stockholders’ equity	$1,030,357			$908,244

Net interest income		$20,191			$18,915
Interest rate spread			3.49%			3.52%
Net interest margin			3.42%			3.50%
Average interest-earning assets to average interest-bearing liabilities	94.76%			99.15%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $148 thousand and $574 thousand in the three and nine months ended September 30, 2012 compared to $141 thousand and $344 thousand in the three and nine months ended September 30, 2011. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2012 and 2011 and the changes between the periods.

	Three Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$440	$446	(1.3)%
Cash surrender value of life insurance	160	131	22.1
Other	429	358	19.8
Total other income	$1,029	$935	10.1%

Other income increased $94 thousand, or 10.1%, to $1.0 million thousand for the three-month period ended September 30, 2012 from the same period in 2011. The decrease in service charges income of $6 thousand resulted from lower service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $29 thousand resulted from an increase in the balance in the policies. Other income increased $71 thousand primarily from increased debit card commissions received and income received from called securities of $50 thousand.

The following table summarizes other income for the nine months ended September 30, 2012 and 2011 and the changes between the periods.

	Nine Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,274	$1,200	6.2%
Cash surrender value of life insurance	458	390	17.4
Other	1,168	1,009	39.0
Total other income	$2,900	$2,599	11.6%

Other income increased $301 thousand, or 11.6%, to $2.9 million for the nine-month period ended September 30, 2012 from the same period in 2011. The increase in service charges income of $74 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $68 thousand resulted from an increase in the balance in the policies. Other income increased $328 thousand primarily from increased debit card commissions received and income received from called securities of $55 thousand.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2012 and 2011 and the changes between periods.

	Three Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,090	$3,016	2.5%
Occupancy and equipment	1,265	1,260	0.4
Federal insurance premiums	122	217	(43.8)
Advertising	121	119	1.7
Professional services	307	380	(19.2)
Real estate owned expense	30	─	N/M
Other operating expense	512	529	(3.2)
Total other expense	$5,447	$5,521	(1.3)%

N/M – not measurable

Other expenses decreased $74 thousand, or 1.3%, to $5.4 million for the three-month period ended September 30, 2012 from the same period in 2011. Costs associated with locations added from the 2011 acquisition of Select Bank totaled $110 thousand for the third quarter of 2012. Additionally, decreases in occupancy and equipment, FDIC insurance, advertising, professional services and other expenses of $242 thousand were offset by increases in salaries and benefits and real estate owned expenses of $58 thousand for the third quarter of 2012.

The following table summarizes other expense for the nine months ended September 30, 2012 and 2011 and the changes between the periods.

	Nine Months Ended September 30,
	2012	2011	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$9,270	$8,197	13.1%
Occupancy and equipment	3,760	3,378	11.3
Federal insurance premiums	379	590	(35.8)
Advertising	369	371	(0.5)
Professional services	834	985	(15.3)
Real estate owned expense	33	2	N/M
Other operating expense	1,594	1,464	8.9
Total other expense	$16,239	$14,987	8.4%

N/M – not measurable

Other expenses increased $1.3 million, or 8.4%, to $16.2 million for the nine-month period ended September 30, 2012 from the same period in 2011. Costs associated with locations added from the 2011 acquisition of Select Bank totaled $760 for the first nine months of 2012. Additionally, increases in salaries and benefits, occupancy and equipment, real estate owned and other expenses of $904 thousand were offset by decreases in FDIC insurance and professional services of $412 thousand for the first nine months of 2012.

Income Taxes

Income taxes decreased $85 thousand to $750 thousand for an effective tax rate of 38.6% for the three months ended September 30, 2012, compared to $835 thousand for an effective tax rate of 40.7% from the same period in 2011. The decrease in the tax rate was a result of a higher tax rate in 2011 due to nondeductible merger expenses. Additionally, taxes decreased as a result of a decrease in income before income taxes of $108 thousand.

Income taxes decreased $171 thousand to $2.4 million for an effective tax rate of 38.8% for the nine months ended September 30, 2012, compared to $2.6 million for an effective tax rate of 42.1% from the same period in 2011. The decrease in the tax rate was a result of a higher tax rate in 2011 due to nondeductible merger expenses.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $214.8 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $73.1 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $266.5 million from the Federal Home Loan Bank of New York.

At September 30, 2012, we had $77.4 million in loan commitments outstanding, which included $27.5 million in undisbursed loans, $28.9 million in unused home equity lines of credit and $21.0 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2012 totaled $136.0 million, or 60.4% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2012, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $98.5 million, or 9.40% of total adjusted assets, which is above the required level of $41.9 million or 4.0%; Tier 1 risk-based capital of $98.5 million, or 20.28% of total adjusted assets which is above the required level of $19.4 million or 4.0%; and total risk-based capital of $101.9 million, or 20.96% of risk-weighted assets, which is above the required level of $38.9 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2012 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	4.7%	5.3%
100 basis point decrease in rates	N/M	N/M
N/M – not measurable

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at June 30, 2012 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$119,417	$(31,622)	(20.9)%	12.27%	(208	)bp
200	131,759	(19,281)	(12.8)	13.16	(119)
100	142,005	(9,034)	(6.0)	13.82	(53)
50	146,595	(4,445)	(2.9)	14.09	(26)
0	151,039	-	-	14.35	-
(50)	151,668	628	0.4	14.27	(8)
(100)	156,868	5,828	3.9	14.65	(30)

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

For the three months and nine ended September 30, 2012 and September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 except as provided below:

Properties securing loans located on the barrier islands of New Jersey may have been damaged by Hurricane Sandy

The barrier islands of New Jersey in our market area sustained damage from Hurricane Sandy during the period from October 28, 2012 to October 31, 2012.  On most collateral dependent loans our exposure to loss is limited due to the existence of flood and property insurance.  We monitor our borrowers' insurance coverage on a regular basis and force place insurance, as necessary.  We are in the process of assessing the damage that may have occurred to the properties securing these loans, and there is a risk that collateral for these loans has been damaged.  As of the date of this filing, the Company does not have the information required to determine the extent of potential loss related to these loans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 July 1, 2012 through July 31, 2012	4,000	$12.42	4,000	255,200

Month #2 August 1, 2012 through August 31, 2012	100,400	$13.23	100,400	154,800

Month #3 September 1, 2012 through September 30, 2012	124,200	$13.40	124,200	30,600

Total

(1)	On March 20, 2012, the Company’s Board of Directors approved the repurchase of up to 365,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 9, 2012	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 9, 2012	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

