Form 10-Q
period 2013-03-31
Ocean Shore Holding Co.
filed 2013-05-09
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

At May 1, 2013, the registrant had 6,970,346 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition
	at March 31, 2013 and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for
	the three months ended March 31, 2013 and 2012	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2013 and 2012	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
ASSETS	2013	2012
	(Dollars in thousands)
Cash and amounts due from depository institutions	$7,222	$8,504
Interest-earning bank balances	146,358	154,918

Cash and cash equivalents	153,580	163,422

Investment securities held to maturity
(estimated fair value—$9,365 at March 31, 2013; $10,702 at December 31, 2012)	9,235	10,568
Investment securities available for sale
(amortized cost— $120,018 at March 31, 2013; $105,978 at December 31, 2012)	120,211	106,206
Loans—net of allowance for loan losses of $4,142 at March 31, 2013
and $3,997 at December 31, 2012	709,337	703,898
Accrued interest receivable:
Loans	2,461	2,390
Investment securities	172	191
Federal Home Loan Bank stock—at cost	6,390	6,390
Office properties and equipment—net	13,272	13,435
Prepaid expenses and other assets	5,564	5,574
Real estate owned	974	906
Cash surrender value of life insurance	22,694	22,531
Net deferred tax asset	4,685	4,672
Goodwill	4,630	4,630
Other intangible assets	667	675
TOTAL ASSETS	$1,053,872	$1,045,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$104,702	$108,612
Interest bearing deposits	703,968	693,153
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	15,464	15,464
Advances from borrowers for taxes and insurance	3,850	3,708
Accrued interest payable	894	1,257
Other liabilities	8,954	8,566

Total liabilities	947,832	940,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,970,346_
shares outstanding at March 31, 2013; 6,936,733 shares outstanding at December 31, 2012	73	73
Additional paid-in capital	64,961	64,842
Retained earnings - partially restricted	49,277	48,518
Treasury stock—at cost: 337,244 at March 31, 2013; 370,857 at December 31, 2012	(4,344)	(4,777)
Common stock acquired by employee benefits plans	(3,238)	(3,323)
Deferred compensation plans trust	(578)	(561)
Accumulated other comprehensive loss	(111)	(44)

Total stockholders’ equity	106,040	104,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,872	$1,045,488

 See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,037	$9,001
Taxable interest on mortgage-backed securities	292	165
Non-taxable interest on municipal securities	19	54
Taxable interest and dividends on other investment securities	382	391

Total interest and dividend income	8,730	9,611

INTEREST EXPENSE:
Interest on deposits	838	1,216
Interest on borrowings	1,413	1,510

Total interest expense	2,251	2,726

NET INTEREST INCOME	6,479	6,885

PROVISION FOR LOAN LOSSES	202	173

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,277	6,712

OTHER INCOME:
Service charges	528	411
Cash surrender value of life insurance	163	148
Other	411	346

Total other income	1,102	905

OTHER EXPENSE:
Salaries and employee benefits	3,190	3,130
Occupancy and equipment	1,244	1,235
Federal insurance premiums	130	128
Advertising	103	117
Professional services	309	252
Real estate owned expense	21	3
Charitable contributions	38	38
Other operating expenses	435	498

Total other expenses	5,470	5,401

INCOME BEFORE INCOME TAXES	1,909	2,216

INCOME TAX EXPENSE	729	862

NET INCOME	1,180	1,354
Other comprehensive income, net of tax:
Unrealized gain(loss) on available for sale securities	(21)	(46)
Unrealized gain(loss) on post retirement life benefit	(46)	(165)

COMPREHENSIVE INCOME	$1,113	$1,143

Earnings per share, basic:	$0.18	$0.20
Earnings per share, diluted:	$0.18	$0.20

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,180	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	273
Provision for loan losses	202	173
Stock based compensation expense	218	187
Cash surrender value of life insurance	(163)	(148)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(52)	120
Prepaid expenses and other assets	10	(227)
Accrued interest payable	(363)	(344)
Other liabilities	342	912
Net cash provided by operating activities	1,733	2,300
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,662	1,006
Mortgage-backed securities held to maturity	73	218
Loans originated, net of repayments	(6,103)	12,224
Purchases of:
Investment securities held to maturity	(2,328)	(88)
Investment securities available for sale	(25,763)	(33,897)
Office properties and equipment	(80)	(132)
Proceeds from sale/ maturities/ calls of:
Investment securities held to maturity	3,588	120
Investment securities available for sale	10,032	10,000
Real estate owned	314	—
Net cash (used in) investing activities	(18,605)	(10,549)
FINANCING ACTIVITIES:
Increase in deposits	6,907	6,372
Dividends paid	(420)	(437)
Exercise of incentive stock options	417	—
Purchase of shares by deferred compensation plans trust	(16)	(14)
Increase in advances from borrowers for taxes and insurance	142	162
Net cash provided by financing activities	7,030	6,083
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,842)	(2,166)
CASH AND CASH EQUIVALENTS—Beginning of period	163,422	155,653
CASH AND CASH EQUIVALENTS—End of period	$153,580	$153,487
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$2,605	$3,091
Income Taxes	$752	$222
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$382	$146
Adjustments to goodwill	$—	$85

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, goodwill and intangible impairment, deferred income taxes and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

New Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends the current guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  The amendments are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income.  This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

2. INVESTMENT SECURITIES
Investment securities are summarized as follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$7,883	$—	$—	$7,883
US Treasury and government sponsored entity mortgage-backed securities	1,352	130	—	1,482
Totals	$9,235	$130	$—	$9,365

Available for Sale
Debt securities:
Corporate	$11,503	$182	$(1,124)	$10,561
U.S. Treasury and federal agencies	35,036	1	(82)	34,955
Equity securities	3	14	(1)	16
US treasury and government sponsored entity mortgage-backed securities	73,476	1,211	(8)	74,679
Totals	$120,018	$1,408	$(1,215)	$120,211

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$9,143	$—	$—	$9,143
US Treasury and government sponsored entity mortgage-backed securities	1,425	134	—	1,559
Totals	$10,568	$134	$—	$10,702

Available for Sale
Debt securities:
Corporate	$11,487	$174	$(1,195)	$10,466
US Treasury and federal agencies	40,068	28	(5)	40,091
Equity securities	3	12	(2)	13
US Treasury and government sponsored entity mortgage-backed securities	54,420	1,230	(14)	55,636
Totals	$105,978	$1,444	$(1,216)	$106,206

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Agencies	$24,918	$(82)	$—	$—	$24,918	$(82)
Corporate	—	—	3,580	(1,124)	3,580	(1,124)
US treasury and government sponsored entity mortgage- backed securities	986	(2)	679	(6)	1,665	(8)
Equity securities	—	—	1	(1)	1	(1)
Totals	$25,904	$(84)	$4,260	$(1,131)	30,164	$(1,215)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$5,995	$(5)	$32	$—	$6,027	$(5)
Corporate	—	—	3,509	(1,195)	3,509	(1,195)
US treasury and government sponsored entity mortgage- backed securities	1,659	(7)	600	(7)	2,259	(14)
Equity securities	—	—	1	(2)	1	(2)
Totals	$7,654	$(12)	$4,142	$(1,204)	$11,796	$(1,216)

Management has reviewed its investment securities as of March 31, 2013 and has determined that all declines in fair value below amortized cost are temporary.

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

	2013	2012
	(Dollars in thousands)
Credit component of OTTI as of January 1,	$3,000	$3,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—
Credit component of OTTI as of March 31,	$3,000	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit below investment grade at March 31, 2013. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	28 years	29 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At March 31, 2013, one debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 23.9% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity currently in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of March 31, 2013, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2013 the Company had four agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 0.9% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of March 31, 2013, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$7,883	$7,833	$—	$—
Due after 1 year through 5 years	—	—	6,834	7,017
Due after 5 years through 10 years	—	—	15,000	14,997
Due after 10 years	—	—	24,704	23,502
Total	$7,883	$7,833	$46,538	$45,516

Equity securities had a cost of $3 thousand and a fair value of $16 thousand as of March 31, 2013. Mortgage-backed securities had a cost of $73.5 million and a fair value of $74.7 million as of March 31, 2013.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$522,573	$522,206
Commercial and multi-family	83,027	80,013
Total real estate-mortgage	605,600	602,219
Real estate - construction:
Residential	13,053	12,709
Commercial	5,802	4,821
Total real estate - construction	18,855	17,530
Commercial	25,315	22,932
Consumer:
Home equity	60,042	61,328
Other consumer loans	673	879
Total consumer loans	60,715	62,207
Total loans	710,485	704,888
Net deferred loan cost	2,994	3,007
Allowance for loan losses	(4,142)	(3,997)
Net total loans	$709,337	$703,898

Changes in the allowance for loan losses are as follows:

	Three months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$3,997	$3,762
Provision for loan loss	202	173
Charge-offs	(70)	(50)
Recoveries	13	10
Balance, end of period	$4,142	$3,895

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $202 thousand for the three months ended March 31, 2013 as compared to $173 thousand for the comparable period in 2012. The increase in the provision for loan losses was a result of required reserves for an increase in classified loans.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of March 31, 2013 and December 31, 2012, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at March 31, 2013 and December 31, 2012 consisted of non-accrual loans that amounted to $5.4 million and $5.8 million, respectively. The reserve for delinquent interest on loans totaled $356 thousand and $321 thousand, at March 31, 2013 and December 31, 2012, respectively.

Non-accrual loans segregated by class of loans are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Real estate
One-to-four family residential	$4,326	$3,850
Commercial and multi-family	472	1,275
Construction Loans	—	84
Commercial	200	200
Consumer	402	342
Total non-accrual loans	$5,400	$5,751

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the three month periods ended March 31, 2013 and 2012:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(5,027)	—	—	(5,027)
Charge-offs, net	(88)	88	—	—
Amortization of loan premium	—	—	(43)	(43)
Settlement adjustments	—	—	—	—
Balance at March 31, 2013	$58,575	$(3,335)	$940	$56,180

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2012	$78,040	$(3,836)	$1,284	$75,488
Principal reductions	(4,355)	—	—	(4,355)
Charge-offs, net	(2)	2	—	—
Amortization of loan premium	—	—	(75)	(75)
Settlement adjustments	—	(85)	—	(85)
Balance at March 31, 2012	$73,683	$(3,919)	$1,209	$70,973

An age analysis of past due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2013
Real Estate
1-4 Family Residential	$959	$473	$4,326	$5,758	$516,815	$522,573
Commercial and Multi-Family	127	—	472	599	82,428	83,027
Construction	—	84	—	84	18,771	18,855
Commercial	—	—	200	200	25,115	25,315
Consumer	452	108	402	962	59,753	60,715
Total	$1,538	$665	$5,400	$7,603	$702,882	$710,485

December 31, 2012
Real Estate
1-4 Family Residential	$1,988	$—	$3,850	$5,838	$516,368	$522,206
Commercial and Multi-Family	240	—	1,275	1,515	78,498	80,013
Construction	—	—	84	84	17,466	17,530
Commercial	524	—	200	724	22,208	22,932
Consumer	404	124	342	870	61,337	62,207
Total	$3,156	$124	$5,751	$9,031	$695,857	$704,888

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
March 31, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$3,210	$3,247	$—	$214
Commercial and Multi-Family	472	472	—	472
Construction	—	—	—	—
Commercial	—	—	—	—
Consumer	402	402	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	2,650	2,852	370	294
Commercial and Multi-Family	—	—	—	—
Construction	—	—	—	—
Commercial	200	200	78	200
Consumer	126	126	25	126
Total
Real Estate
1-4 Family Residential	$5,860	$6,099	$370	$508
Commercial and Multi-Family	472	472	—	472
Construction	—	—	—	—
Commercial	200	200	78	200
Consumer	528	528	25	183

December 31, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,429	$2,429	$—	$202
Commercial and Multi-Family	1,275	1,275	—	425
Construction	84	84	—	84
Commercial	—	—	—	—
Consumer	342	342	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	3,307	3,438	369	331
Commercial and Multi-Family	—	—	—	—
Commercial	200	200	69	200
Consumer	128	128	27	128
Total
Real Estate
1-4 Family Residential	$5,736	$5,867	$369	$533
Commercial and Multi-Family	1,275	1,275	—	425
Construction	84	84	—	84
Commercial	200	200	69	200
Consumer	470	470	27	185

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of March 31, 2013, the Company entered into four TDR agreements with a total carrying value of $1.7 million, all of which were performing.

Included in impaired loans at March 31, 2013 were four TDRs, which had a specific reserve of $166 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of March 31, 2013 and December 31, 2012, respectively.

	As of March 31, 2013			As of December 31, 2012
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	3	$1,535	$1,535	3	$1,548	$1,548
Consumer	1	126	126	1	128	128
Total	4	$1,661	$1,661	4	$1,676	$1,676

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

The following table presents classified loans by class of loans as of March 31, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
	(Dollars in thousands)
Grade:
Special Mention	$5,664	$2,394	$3,561	$3,582	$0	$84	$576	$62	$660	$429
Substandard	5,995	7,367	3,340	4,213	84	—	1,323	1,188	829	729
Doubtful and Loss	—	—	—	—	—	—	—	—	—	—
Total	$11,659	$9,761	$6,901	$7,795	$84	$84	$1,899	$1,250	$1,489	$1,158

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
	(Dollars in thousands)
Performing	$518,247	$518,356	$82,555	$78,738	$18,855	$17,446	$25,115	$22,732	$60,313	$61,865
Non-Performing	4,326	3,850	472	1,275	—	84	200	200	402	342
Total	$522,573	$522,206	$83,027	$80,013	$18,855	$17,530	$25,315	$22,932	$60,715	$62,207

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2013 and December 31, 2012. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	—	—	—	—	(70)	(70)
Recoveries	—	—	—	—	13	13
Provision for loan losses	50	83	(2)	18	53	202
Ending balance	$2,635	$592	$185	$304	$426	$4,142
Ending balance: individually evaluated for impairment	$370	$—	$—	$78	$25	$473
Ending balance: collectively evaluated for impairment	$2,265	$592	$185	$226	$401	$3,669
Loan Receivables:
Ending balance	$522,573	$83,027	$18,855	$25,315	$60,715	$710,485
Ending balance: individually evaluated for impairment	$5,860	$472	$—	$200	$528	$7,060
Ending balance: collectively evaluated for impairment	$516,713	$82,555	$18,855	$25,115	$60,187	$703,425

December 31, 2012
Allowance for credit losses:
Beginning Balance	$2,513	$460	$98	$229	$462	$3,762
Charge-offs	(557)	—	—	(29)	(105)	(691)
Recoveries	13	—	—	20	—	33
Provision for loan losses	616	49	89	66	73	893
Ending balance	$2,585	$509	$187	$286	$430	$3,997
Ending balance: individually evaluated for impairment	$369	$—	$—	$69	$27	$465
Ending balance: collectively evaluated for impairment	$2,216	$509	$187	$217	$403	$3,532
Loan Receivables:
Ending balance	$522,206	$80,013	$17,530	$22,932	$62,207	$704,888
Ending balance: individually evaluated for impairment	$5,736	$1,275	$84	$200	$470	$7,765
Ending balance: collectively evaluated for impairment	$516,470	$78,738	$17,446	$22,732	$61,737	$697,123

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)

NOW and other demand deposit accounts	$423,096	0.12%	$417,401	0.12%
Passbook savings and club accounts	176,638	0.20%	166,861	0.20%
Subtotal	599,734		584,262
Certificates with original maturities:
Within one year	69,526	0.41%	69,620	0.41%
One to three years	113,950	1.31%	119,467	1.39%
Three years and beyond	25,460	2.29%	28,416	2.56%
Total certificates	208,936		217,503
Total	$808,670		$801,765

The aggregate amount of certificate accounts in denominations of $100 thousand or more at March 31, 2013 and December 31, 2012 amounted to $75.7 million and $79.6 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at March 31, 2013 and December 31, 2012 amounted to $150.9 million and $157.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,180	$1,354
Denominators:
Basic average shares outstanding	6,491,786	6,778,305
Effect of dilutive common stock equivalents	110,612	65,920
Diluted average shares outstanding	6,602,398	6,844,225

Earnings per share:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20

At March 31, 2013 and 2012, there were 539,395 and 650,804 outstanding anti-dilutive options, respectively, and 59,400 and 79,200 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2013 and 2012 and changes during the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	649,313	$11.95	650,804	$11.90
Granted	—	—	—	—
Exercised	33,613	12.41	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	615,700	$11.92	650,804	$11.90
Exercisable at the end of the period	413,913	$12.47	389,085	$12.79
Stock options vested or expected to vest (1)	372,522	$12.47	350,177	$12.79

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2013:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	270,729	$13.19	2.4 years
November 21, 2006	17,586	$14.78	3.6 years
November 20, 2007	19,919	$11.32	4.6 years
August 18, 2010	225,028	$10.21	7.4 years
March 15, 2011	13,600	$12.06	8.0 years
August 17, 2011	51,338	$11.53	8.4 years
November 19, 2012	17,500	$13.10	9.6 years
Total	615,700	$11.92	5.2 years

The compensation expense recognized for the three months ended March 31, 2013 was $38 thousand as compared to $37 thousand for the three months ended March 31, 2012.

At March 31, 2013, there was $557 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Summary of Non-vested Stock Award Activity:

	Three Months ended March 31, 2013		Three Months ended March 31, 2012
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	60,390	$10.33	80,190	$10.32
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at March 31, 2013	59,400	$10.30	79,200	$10.30

The compensation expense recognized for the three months ended March 31, 2013 was $51 thousand as compared to $51 thousand for the three months ended March 31, 2012.

As of March 31, 2013, there was $478 thousand of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 2.4 years.

7.	INCOME TAXES

Income tax expense was $729 thousand for an effective tax rate of 38.2% for the three months ended March 31, 2013 compared to $862 thousand for an effective tax rate of 38.9% for the same period in 2012.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2013 and December 31, 2012, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2013, the tax years ended December 31, 2009 through 2012 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2008 through 2012 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the first quarter of 2013, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on March 1, 2013 to stockholders of record as of the close of business on February 8, 2013.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2013. A summary of the changes in components of Accumulated Other Comprehensive Income for the three months ended March 31, 2013 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance	$104	$(148)	$(44)
Current period change	(35)	(46)	(81)
Tax benefit	14	─	14
Ending balance	$83	$(194)	$(111)

9.	FAIR VALUE MEASUREMENTS

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at March 31, 2013 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$74,679	$—
U.S. Treasury and federal agencies	—	34,955	—
State and municipal obligations	—	—	—
Corporate securities	—	10,561	—
Equity securities	16	—	—
Totals	$16	$120,195	$—

Those assets at December 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$55,636	$—
U.S. Treasury and federal agencies	—	40,091	—
State and municipal obligations	—	—	—
Corporate securities	—	10,466	—
Equity securities	13	—	—
Totals	$13	$106,193	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement					Total (Losses) Gains
	Total	Level 1		Level 2	Level 3
March 31, 2013		(Dollars in thousands)
Assets:
Impaired loans	$2,976	$	─	$2,776		$200	$(64)
Real estate owned	382		─	382		─	─

March 31, 2012
Assets:
Impaired loans	$1,626	$	─	$1,626	$	─	$(129)
Real estate owned	146		─	146		─	─

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At March 31, 2013, total loans remeasured at fair value were $3.0 million. Such loans were carried at the value of $3.1 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $64 thousand. At March 31, 2012, total loans remeasured at fair value were $1.6 million. Such loans were carried at the value of $1.8 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $129 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the three months ended March 31, 2013 was $382 thousand. This property was carried at a value of $382 thousand immediately prior to remeasurement, resulting in no required recognition of impairment through earnings.

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

		Category Used For Fair Value
March 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$153,580	$153,580	$—	$—
Investment securities:
Held to maturity	9,235	—	9,365	—
Available for sale	120,211	16	120,195	—
Loans receivable, net	709,337	—	736,739	—
Federal Home Loan Bank stock	6,390	—	6,390	—

Liabilities:
NOW and other demand deposit accounts	423,096	—	432,748	—
Passbook savings and club accounts	176,638	—	182,196	—
Certificates	208,937	—	207,552	—
Advances from Federal Home Loan Bank	110,000	—	113,106	—
Junior subordinated debenture	15,464	—	12,371	—

		Category Used For Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$163,422	$163,422	$—	$—
Investment securities:			10,702	—
Held to maturity	10,568	—	106,193	—
Available for sale	106,206	13	731,546	—
Loans receivable, net	703,898	—	6,390	—
Federal Home Loan Bank stock	6,390	—

Liabilities:
NOW and other demand deposit accounts	417,400	—	427,510	—
Passbook savings and club accounts	166,861	—	171,848	—
Certificates	217,503	—	215,638	—
Advances from Federal Home Loan Bank	110,000	—	124,140	—
Junior subordinated debenture	15,464	—	12,371	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2013. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2013 and December 31, 2012, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at March 31, 2013 as compared to $4.6 million at December 31, 2012. The Company completed its annual goodwill impairment test as of August 1, 2012 and concluded that goodwill was not impaired.

The core deposit intangible totaled $667 thousand at March 31, 2013 as compared to $675 thousand at December 31, 2012. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2013			2012
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$412	$494	$906	$98	─	$98
Transfers into Real Estate Owned	─	382	382	146	─	146
Sales of Real Estate Owned	(314)	─	(314)	─	─	─
Balance, March 31,	$98	$876	$974	$244	─	$244

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Total assets of the Company increased $8.4 million to $1,053.9 million at March 31, 2013 from $1,045.5 million at December 31, 2012. Loans receivable, net, increased $5.4 million, investment and mortgage-backed securities increased $12.7 million and cash and cash equivalents decreased by $9.8 million. Asset growth was funded by an increase in deposits of $6.9 million while borrowings were unchanged at $125.5 million.

Investments

Investments and mortgage-backed securities increased $12.7 million to $129.4 million at March 31, 2013 from $116.8 million at December 31, 2012. The increase was the result of purchases of $27.3 million of agency investments offset by normal repayments, calls and maturities of $14.7 million.

Loans

Loans receivable, net, increased $5.4 million to $709.3 million at March 31, 2013 from $703.9 million at December 31, 2012. Loan originations totaled $43.2 million for the three months ended March 31, 2013 compared to $37.2 million originated in the three months ended March 31, 2012. Real estate mortgage loan originations totaled $27.6 million, real estate construction loan originations totaled $6.1 million, consumer loan originations totaled $3.9 million and commercial loan originations totaled $5.6 million for the first quarter of 2013. Origination activity was offset by $37.6 million of normal loan payments and payoffs, compared to payments and payoffs of $49.8 million in the same period of the prior year.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2013.

	March 31, 2013	December 31, 2012	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$522,573	$522,206	$367	0.1%
Commercial and multi-family	83,027	80,013	3,014	3.8
Total real estate – mortgage	605,600	602,219	3,381	0.6

Real estate – construction:
Residential	13,053	12,709	344	2.7
Commercial	5,802	4,821	981	20.3
Total real estate – construction	18,855	17,530	1,325	7.6

Commercial	25,315	22,932	2,383	10.4

Consumer
Home equity	60,042	61,328	(1,286)	(2.1)
Other consumer loans	673	879	(206)	(23.4)
Total consumer loans	60,715	62,207	(1,492)	(2.4)

Total loans	710,485	704,888	5,597	0.8

Net deferred loan cost	2,994	3,007	(13)	(0.4)
Allowance for loan losses	(4,142)	(3,997)	(145)	(3.6)

Net total loans	$709,337	$703,898	$5,439	0.8%

Non-Performing Assets

Non-performing assets totaled $6.4 million, or 0.60% of total assets, at March 31, 2013 compared to $6.7 million or 0.64% of total assets at December 31, 2012 and $6.7 million, or 0.67% of total assets, at March 31, 2012. The decrease from December 31, 2012 was the result of a lower balance non-performing loans replacing higher balance non-performing loans. Non-performing assets consisted of twenty-one residential mortgages totaling $4.3 million, one commercial mortgage totaling $472 thousand, one commercial loan totaling $200 thousand, nine consumer equity loans totaling $402 thousand and four real estate owned properties totaling $974 thousand. Specific reserves recorded for these loans totaled $473 thousand at March 31, 2013 as compared to $465 thousand at December 31, 2012. Real estate owned decreased one property while the total balance increased $68 thousand at March 31, 2013 to $974 thousand from $906 thousand at December 31, 2012.

The allowance for loan losses increased $145 thousand to $4.1 million, or 0.58% of total net loans, from $4.0 million at December 31, 2012, or 0.57% of total net loans. The increase in the allowance for loan losses resulted from net charge offs of $57 thousand offset by an addition to the allowance of $202 thousand. Net charge-offs totaled $57 thousand in 2013 compared to $40 thousand for the same period in 2012. The allowance increase was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in March 2013 from December 2012. At March 31, 2013, the specific allowance on loans individually evaluated for impairment was $473 thousand and pooled allowance on the remainder of the loan portfolio was $3.7 million as compared to specific allowance on loans individually evaluated for impairment of $465 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2012.

	Three months Ended March 31,
	2013	2012
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,997	$3,762
Provision for loan losses	202	173

Recoveries	12	10
Charge-offs	(69)	(50)
Net (charge-offs) recoveries	(57)	(40)

Allowance at end of period	$4,142	$3,895
Allowance for loan losses as a percent of total loans	0.58%	0.54%
Allowance for loan losses as a percent of non-performing loans	76.7%	60.3%

	March 31, 2013	December 31, 2012
Nonaccrual loans:	(Dollars in thousands)
Real estate - residential	$4,326	$3,850
Real estate - commercial	472	1,275
Real estate - construction	─	84
Commercial	200	200
Consumer	402	342
Total	5,400	5,751
Troubled debt restructurings - nonaccrual	—	—
Total nonaccrual loans	5,400	5,751
Real estate owned	974	906
Total non-performing assets	$6,374	$6,657

Total non-performing loans to total loans	0.76%	0.82%
Total non-performing loans to total assets	0.51%	0.55%
Total non-performing assets to total assets	0.60%	0.64%

Deposits

Deposits increased by $6.9 million, or 0.9%, to $808.7 million at March 31, 2013 from $801.8 million at December 31, 2012. Interest bearing demand deposits increased $9.6 million, non-interest bearing checking decreased $3.9 million, savings accounts increased by $9.8 million and certificates of deposit decreased by $8.6 million. The Company continued its focus on attracting core deposits, which increased $15.5 million to $599.7 million.

The following table summarizes changes in deposits in the three months ended March 31, 2013.

	March 31,	December 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$104,702	$108,612	$(3,910)	(3.6)%
Interest-bearing demand deposits	318,394	308,789	9,605	3.1
Savings accounts	176,638	166,861	9,777	5.9
Time deposits	208,936	217,503	(8,567)	(3.9)
Total	$808,670	$801,765	$6,905	0.9%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at March 31, 2013 from December 31, 2012. Other borrowings were unchanged at $15.5 million at March 31, 2013 compared to December 31, 2012.

Stockholders’ Equity

Stockholders’ equity increased $1.3 million to $106.0 million at March 31, 2013, from $104.7 million at December 31, 2012, primarily as a result of $1.2 million of net income, proceeds from exercises of stock options of $417 thousand and decreases in contra benefit plans of $91 thousand offset by dividends paid of $420 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Net income was $1.2 million for the three months ended March 31, 2013 as compared to $1.4 million for the three months ended March 31, 2012. The decrease of $174 thousand, or 12.9%, in 2013 from 2012 was due primarily to a decrease in net interest income and increases in provision for loan losses and other expenses offset by an increase in other income and a decrease in income taxes.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)

Net income	$1,180	$1,354
Basic earnings per share	$0.18	$0.20
Diluted earnings per share	$0.18	$0.20
Return on average assets (annualized)	0.45%	0.54%
Return on average equity (annualized)	4.46%	5.12%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,037	$9,000	$(963)	(10.7)%
Investment securities	693	611	82	13.4
Total interest income	8,730	9,611	(881)	(9.2)

INTEREST EXPENSE:
Deposits	838	1,216	(378)	(31.1)
Borrowings	1,413	1,510	(97)	(6.4)
Total interest expense	2,251	2,726	(475)	(17.4)
Net interest income	$6,479	$6,885	$(406)	(5.9)%

Interest income decreased by $881 thousand, or 9.2%, for the quarter ended March 31, 2013 compared to March 31, 2012. While interest-earning assets increased compared to the same period in the prior year, a shift in the mix of assets that resulted in a decrease in the average balance of loans and an increase in the average balance of lower yielding investments, coupled with lower yields in both categories, was responsible for the decrease in interest income.

Interest expense decreased by $475 thousand, or 17.4%, for the quarter ended March 31, 2013 over the same period last year due to a decrease in the average rate paid on deposits and borrowings offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.19% and 3.16% respectively, for the three months ended March 31, 2013, compared to 3.58% and 3.53% for the same period in 2012. The decrease in the interest rate spread of 39 basis points and margin of 37 basis points resulted from a decrease in the rate earned on interest-earning assets of 67 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 28 basis points. The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 44 basis points, a decrease in the average rate on investments of 163 basis points and by a decrease in the average balance of loans of $15.6 million offset by an increase in the average balance of investments of $56.0 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 24 basis points and a decrease in the average rate paid on borrowings of 31 basis points offset by an increase in the average balance of interest-bearing deposits of $31.6 million.

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

Average Balance Tables
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$703,317	$8,037	4.57%	$718,892	$9,000	5.01%
Investment securities	117,042	693	2.37%	61,001	611	4.00%
Total interest-earning assets	820,359	8,730	4.26%	779,893	9,611	4.93%
Noninterest-earning assets	240,284			222,903
Total assets	$1,060,643			$1,002,796

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$333,367	$134	0.16%	$310,856	$254	0.33%
Savings accounts	170,955	84	0.20%	132,469	112	0.34%
Certificates of deposit	212,641	620	1.17%	242,022	850	1.41%
Total interest-bearing deposits	716,963	838	0.47%	685,347	1,216	0.71%

FHLB advances	110,000	1,078	3.92%	110,000	1,175	4.27%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,413	4.51%	125,464	1,510	4.82%
Total interest-bearing liabilities	842,427	2,251	1.07%	810,811	2,726	1.35%
Noninterest-bearing demand accounts	100,513			75,729
Other liabilities	11,745			10,426
Total liabilities	954,685			896,966

Stockholders’ equity	105,958			105,830
Total liabilities and stockholders’ equity	$1,060,643			$1,002,796

Net interest income		$6,479			$6,885
Interest rate spread			3.19%			3.58%
Net interest margin			3.16%			3.53%
Average interest-earning assets to average interest-bearing liabilities	97.38%			96.19%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $202 thousand in the three months ended March 31, 2013 compared to $173 thousand in the three months ended March 31, 2012. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2013 and 2012 and the changes between the periods.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$528	$411	28.5%
Cash surrender value of life insurance	163	148	10.1
Other	411	346	18.8
Total other income	$1,102	$905	21.8%

Other income increased $197 thousand, or 21.8%, to $1.1 million for the three-month period ended March 31, 2013 from the same period in 2012. The increase in service charges income of $117 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $15 thousand resulted from an increase in the balance in the policies. Other income increased $65 thousand primarily from increased debit card commissions received and other income.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2013 and 2012 and the changes between periods.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,190	$3,130	1.9%
Occupancy and equipment	1,244	1,235	0.7
Federal insurance premiums	130	128	1.6
Advertising	103	117	(12.0)
Professional services	309	252	22.6
Real estate owned expense	21	3	600.0
Other operating expense	473	536	(11.8)
Total other expense	$5,470	$5,401	1.3%

N/M – not measurable

Other expenses increased $69 thousand, or 1.3%, to $5.5 million for the three-month period ended March 31, 2013 from the same period in 2012. Increases in salaries and benefits, occupancy and equipment, FDIC insurance, professional services and real estate owned expenses of $146 thousand were offset by decreases in advertising, and other expenses of $77 thousand for the first quarter of 2013.

Income Taxes

Income taxes decreased $133 thousand to $729 thousand for an effective tax rate of 38.2% for the three months ended March 31, 2013, compared to $862 thousand for an effective tax rate of 38.9% from the same period in 2012. Taxes decreased as a result of a decrease in income before income taxes of $307 thousand.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $153.6 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $90.0 million at March 31, 2013. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $267.0 million from the Federal Home Loan Bank of New York.

At March 31, 2013, we had $76.6 million in loan commitments outstanding, which included $29.7 million in undisbursed loans, $29.8 million in unused home equity lines of credit and $17.1 million in commercial lines and letters of credit. Certificates of deposit due within one year of March 31, 2013 totaled $134.3 million, or 64.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2013, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $99.9 million, or 9.60% of total adjusted assets, which is above the required level of $41.6 million or 4.0%; Tier 1 risk-based capital of $99.9 million, or 19.77% of total adjusted assets which is above the required level of $20.2 million or 4.0%; and total risk-based capital of $103.6 million, or 20.50% of risk-weighted assets, which is above the required level of $40.4 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

N/M – not measurable

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 and 24-month periods. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the 12-month and 24-month periods if rates rose by 200 basis points and negatively affected (within our internal guidelines) in the 12-month and 24-month periods if rates decreased by 100 basis points.

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at December 31, 2012 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$117,062	$(15,277)	(11.54)%	11.81%	(60	)bp
200	124,585	(7,753)	(5.86)	12.23	(18)
100	129,194	(3,145)	(2.38)	12.37	(4)
50	130,435	(1,904)	(1.44)	12.36	(5)
0	132,339	-	-	12.41	-
(50)	129,572	(2,767)	(2.09)	12.07	(34)
(100)	127,317	(5,022)	(3.79)	11.82	(59)

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

For the three months ended March 31, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2013 and did not have any outstanding repurchase authorizations.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 9, 2013	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 9, 2013	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

