Form 10-Q
period 2013-06-30
Ocean Shore Holding Co.
filed 2013-08-09
CIK 1444397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
At August 1, 2013, the registrant had 6,970,746 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$10,212	$8,504
Interest-earning bank balances	107,442	154,918

Cash and cash equivalents	117,654	163,422

Investment securities held to maturity (estimated fair value—$9,257 at June 30, 2013; $10,702 at December 31, 2012)	9,150	10,568
Investment securities available for sale (amortized cost—$128,466 at June 30, 2013; $105,978 at December 31, 2012)	125,490	106,206
Loans—net of allowance for loan losses of $4,091 at June 30, 2013 and $3,997 at December 31, 2012	718,925	703,898
Accrued interest receivable:
Loans	2,381	2,390
Investment securities	154	191
Federal Home Loan Bank stock—at cost	6,320	6,390
Office properties and equipment—net	13,149	13,435
Prepaid expenses and other assets	3,770	5,574
Real estate owned	909	906
Cash surrender value of life insurance	22,862	22,531
Net deferred tax asset	5,949	4,672
Goodwill	4,630	4,630
Other intangible assets	656	675
TOTAL ASSETS	$1,031,999	$1,045,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$105,306	$108,612
Interest bearing deposits	681,722	693,153
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	15,464	15,464
Advances from borrowers for taxes and insurance	3,807	3,708
Accrued interest payable	1,229	1,257
Other liabilities	9,167	8,566

Total liabilities	926,695	940,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,970,746 shares outstanding at June 30, 2013; 6,936,733 shares outstanding at December 31, 2012	73	73
Additional paid-in capital	65,084	64,842
Retained earnings - partially restricted	50,226	48,518
Treasury stock—at cost: 336,844 shares at June 30, 2013; 370,857 shares at December 31, 2012	(4,339)	(4,777)
Common stock acquired by employee benefits plans	(3,152)	(3,323)
Deferred compensation plans trust	(580)	(561)
Accumulated other comprehensive loss	(2,008)	(44)

Total stockholders’ equity	105,304	104,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031,999	$1,045,488

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$7,967	$8,732	$16,004	$17,733
Taxable interest on mortgage-backed securities	363	261	655	426
Non-taxable interest on municipal securities	18	18	37	72
Taxable interest and dividends on other investment securities	350	402	733	793

Total interest and dividend income	8,698	9,413	17,429	19,024

INTEREST EXPENSE:
Interest on deposits	778	1,106	1,616	2,321
Interest on borrowings	1,390	1,510	2,804	3,020

Total interest expense	2,168	2,616	4,420	5,341

NET INTEREST INCOME	6,530	6,797	13,009	13,683

PROVISION FOR LOAN LOSSES	192	253	394	426

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,338	6,544	12,615	13,257

OTHER INCOME:
Service charges	532	423	1,060	834
Cash surrender value of life insurance	169	150	332	298
Gain on call of securities	-	15	-	15
Other	424	378	835	723
Total other income	1,125	966	2,227	1,870

OTHER EXPENSE:
Salaries and employee benefits	3,110	3,051	6,299	6,181
Occupancy and equipment	1,280	1,259	2,525	2,495
Federal insurance premiums	136	129	265	257
Advertising	116	131	220	248
Professional services	362	274	671	526
Real estate owned expense	14	1	35	3
Charitable contributions	38	38	75	75
Other operating expenses	393	508	829	1,007

Total other expenses	5,449	5,391	10,919	10,792

INCOME BEFORE INCOME TAXES	2,014	2,119	3,923	4,335

INCOME TAX EXPENSE	655	822	1,384	1,684

NET INCOME	$1,359	$1,297	$2,539	$2,651
Other comprehensive income, net of tax:
Unrealized gain(loss) on available for sale securities	(1,905)	270	(1,926)	223
Unrealized gain(loss) on post retirement life benefit	7	5	(38)	(159)

COMPREHENSIVE INCOME	$(539)	$1,572	$575	$2,715

Earnings per share, basic:	$0.21	$0.19	$0.39	$0.39
Earnings per share, diluted:	$0.21	$0.19	$0.38	$0.39

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$2,539	$2,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	701	565
Provision for loan losses	394	426
Stock based compensation expense	429	377
Gain on call of AFS securities	—	15
Cash surrender value of life insurance	(332)	(298)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	46	40
Prepaid expenses and other assets	1,804	974
Accrued interest payable	(28)	(8)
Other liabilities	563	490
Net cash provided by operating activities	6,116	5,232
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,285	5,780
Mortgage-backed securities held to maturity	158	350
Loans originated, net of repayments	(16,514)	25,206
Purchases of:
Life insurance contracts	—	(85)
Loans	—	(342)
Investment securities held to maturity	(2,328)	(88)
Investment securities available for sale	(45,878)	(61,200)
Office properties and equipment	(196)	(251)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	70	45
Investment securities held to maturity	3,588	120
Investment securities available for sale	20,032	15,590
Real estate owned	963	—
Net cash used in investing activities	(36,820)	(14,875)
FINANCING ACTIVITIES:
Increase / decrease in deposits	(14,737)	29,937
Dividends paid	(831)	(874)
Exercise of incentive stock options	424	—
Purchase of treasury stock	—	(1,273)
Purchase of shares by deferred compensation plans trust	(19)	(17)
Increase in advances from borrowers for taxes and insurance	99	78
Net cash (used in ) provided by financing activities	(15,064)	27,851
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,768)	18,208
CASH AND CASH EQUIVALENTS—Beginning of period	163,422	155,653
CASH AND CASH EQUIVALENTS—End of period	$117,654	$173,861
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$4,439	$5,394
Income Taxes	$1,652	$1,849
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$966	$475

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012. The results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, goodwill and intangible impairment, deferred income taxes andthe fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

New Accounting Pronouncements –In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends the current guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, Income Taxes. This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The disclosure impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$7,883	$—	$—	$7,883
US Treasury and government sponsored entity mortgage-backed securities	1,267	107	—	1,374
Totals	$9,150	$107	$—	$9,257

Available for Sale
Debt securities:
Corporate	$11,519	$175	$(1,125)	$10,569
U.S. Treasury and federal agencies	35,036	—	(1,329)	33,707
Equity securities	3	17	—	20
US treasury and government sponsored entity mortgage-backed securities	81,908	423	(1,137)	81,194
Totals	$128,466	$615	$(3,591)	$125,490

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$9,143	$—	$—	$9,143
Treasury and government sponsored entity mortgage- backed securities	1,425	134	—	1,559
Totals	$10,568	$134	$—	$10,702

Available for Sale
Debt securities:
Corporate	$11,487	$174	$(1,195)	$10,466
US Treasury and federal agencies	40,068	28	(5)	40,091
Equity securities	3	12	(2)	13
US Treasury and government sponsored entity mortgage-backed securities	54,420	1,230	(14)	55,636
Totals	$105,978	$1,444	$(1,216)	$106,206

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Agencies	$33,672	$(1,328)	$—	$—	$33,672	$(1,328)
Corporate	—	—	3,580	(1,125)	3,580	(1,125)
US treasury and government sponsored entity mortgage-backed securities	74,328	(1,129)	568	(9)	74,896	(1,138)
Equity securities	—	—	—	—	—	—
Totals	$108,000	$(2,457)	$4,148	$(1,134)	$112,148	$(3,591)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$5,995	$(5)	$32	$—	$6,027	$(5)
Corporate	—	—	3,509	(1,195)	3,509	(1,195)
US treasury and government sponsored entity mortgage-backed securities	1,659	(7)	600	(7)	2,259	(14)
Equity securities	—	—	1	(2)	1	(2)
Totals	$7,654	$(12)	$4,142	$(1,204)	$11,796	$(1,216)

Management has reviewed its investment securities as of June 30, 2013 and has determined that all declines in fair value below amortized cost are temporary.

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

	2013	2012
	(Dollars in thousands)
Credit component of OTTI as of January 1,	$3,000	$3,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—
Credit component of OTTI as of June 30,	$3,000	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. These securities have Fitch credit ratings below investment grade at June 30, 2013. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	28 years	29 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At June 30, 2013, one debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 23.9% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities and the increased credit spread in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of June 30, 2013, and had paid all contractual cash flows since the Company’s initial investment, and the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2013 the Company had four agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.5% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of June 30, 2013, and had paid all contractual cash flows since the Company’s initial investment, and the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2013 by contractual maturity are shown below.

	June 30, 2013
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$7,883	$7,883	$—	$—
Due after 1 year through 5 years	—	—	6,850	7,025
Due after 5 years through 10 years	—	—	15,000	14,548
Due after 10 years	—	—	24,705	22,704
Total	$7,883	$7,883	$46,555	$44,277

Not reflected in the table above, are equity securities and mortgage based securities. Equity securities do not have stated contractual maturities while mortgage back securities may have expected maturities different than those contractually stated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $20 thousand as of June 30, 2013. Mortgage-backed securities had a cost of $83.2 million and a fair value of $82.6 million as of June 30, 2013.

3. LOANS RECEIVABLE- NET

Loans receivable consist of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$526,528	$522,206
Commercial and multi-family	84,407	80,013
Total real estate-mortgage	610,935	602,219
Real estate - construction:
Residential	19,220	12,709
Commercial	5,265	4,821
Total real estate - construction	24,485	17,530
Commercial	24,482	22,932
Consumer:
Home equity	59,559	61,328
Other consumer loans	547	879
Total consumer loans	60,106	62,207
Total loans	720,008	704,888
Net deferred loan cost	3,008	3,007
Allowance for loan losses	(4,091)	(3,997)
Net total loans	$718,925	$703,898

Loans pledged as collateral for FHLB borrowings totaled $123.6 million at June 30, 2013 and December 31, 2012.

Changes in the allowance for loan losses are as follows:

	Six months Ended June 30,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$3,997	$3,762
Provision for loan loss	394	426
Charge-offs	(312)	(504)
Recoveries	12	14

Balance, end of period	$4,091	$3,698

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $394 thousand for the six months ended June 30, 2013 as compared to $426 thousand for the comparable period in 2012.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of June 30, 2013 and December 31, 2012, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at June 30, 2013 and December 31, 2012 consisted of non-accrual loans that amounted to $4.7 million and $5.8 million, respectively. The reserve for delinquent interest on loans totaled $252 thousand and $321 thousand, at June 30, 2013 and December 31, 2012, respectively.

Non-performing assets segregated by classification are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Real estate
One-to-four family residential	$3,371	$3,850
Commercial and multi-family	471	1,275
Construction Loans	84	84
Commercial	519	200
Consumer	222	342
Total non-accrual loans	4,667	5,761
Real estate owned	909	906
Total non-performing assets	$5,576	$6,657

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the six month period ended June 30, 2013:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(7,960)	—	—	(7,960)
Charge-offs, net	(186)	186	—	—
Amortization of loan premium	—	—	(126)	(126)
Settlement adjustments	—	—	—	—
Balance at June 30, 2013	$55,544	$(3,237)	$857	$53,164

An age analysis of past due loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
June 30, 2013
Real Estate
1-4 Family Residential	$1,339	$—	$3,371	$4,710	$521,818	$526,528
Commercial and Multi-Family	74	—	471	545	83,862	84,407
Construction	—	—	84	84	24,401	24,485
Commercial	75	—	519	594	23,888	24,482
Consumer	114	350	222	686	59,420	60,106
Total	$1,602	$350	$4,667	$6,619	$713,389	$720,008

December 31, 2012
Real Estate
1-4 Family Residential	$1,988	$—	$3,850	$5,838	$516,368	$522,206
Commercial and Multi-Family	240	—	1,275	1,515	78,498	80,013
Construction	—	—	84	84	17,446	17,530
Commercial	524	—	200	724	22,208	22,932
Consumer	404	124	342	870	61,337	62,207
Total	$3,156	$124	$5,751	$9,031	$695,857	$704,888

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
June 30, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,088	$2,125	$—	$161
Commercial and Multi-Family	471	471	—	471
Construction	84	84	—	84
Commercial	—	—	—	—
Consumer	222	222	—	44
With an allowance recorded
Real Estate
1-4 Family Residential	2,809	2,861	342	281
Commercial and Multi-Family	—	—	—	—
Construction	—	—	—	—
Commercial	525	525	7	262
Consumer	125	125	23	125
Total
Real Estate
1-4 Family Residential	$4,897	$4,986	$342	$204
Commercial and Multi-Family	471	471	—	471
Construction	84	84	—	84
Commercial	525	525	7	262
Consumer	347	347	23	58

December 31, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,429	$2,429	$—	$202
Commercial and Multi-Family	1,275	1,275	—	425
Construction	84	84	—	84
Commercial	—	—	—	—
Consumer	342	342	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	3,307	3,438	369	331
Commercial and Multi-Family	—	—	—	—
Commercial	200	200	69	200
Consumer	128	128	27	128
Total
Real Estate
1-4 Family Residential	$5,736	$5,867	$369	$533
Commercial and Multi-Family	1,275	1,275	—	425
Construction	84	84	—	84
Commercial	200	200	69	200
Consumer	470	470	27	185

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of June 30, 2013, the Company entered into four TDR agreements with a total carrying value of $1.7 million, all of which were performing.

Included in impaired loans at June 30, 2013 were four TDRs, which had a specific reserve of $160 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of June 30, 2013 and December 31, 2012, respectively.

	As of June 30, 2013			As of December 31, 2012
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	3	$1,527	$1,527	3	$1,548	$1,548
Consumer	1	125	125	1	128	128
Total	4	$1,652	$1,652	4	$1,676	$1,676

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

The following table presents classified loans by class of loans as of June 30, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
	(Dollars in thousands)
Grade:
Special Mention	$3,747	$2,394	$3,341	$3,582	$—	$84	$53	$62	$746	$429
Substandard	7,825	7,367	3,531	4,213	84	—	1,396	1,188	796	729
Doubtful and Loss	—	—	—	—	—	—	—	—	—	—
Total	$11,572	$9,761	$6,872	$7,795	$84	$84	$1,449	$1,250	$1,542	$1,158

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
	(Dollars in thousands)
Performing	$523,157	$518,356	$83,936	$78,738	$24,401	$17,446	$23,963	$22,732	$59,884	$61,865
Non-Performing	3,371	3,850	471	1,275	84	84	519	200	222	342
Total	$526,528	$522,206	$84,407	$80,013	$24,485	$17,530	$24,482	$22,932	$60,106	$62,207

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended June 30, 2013 and December 31, 2012. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(231)	(78)	—	—	(3)	(312)
Recoveries	—	—	—	—	12	12
Provision for loan losses	513	99	(111)	(86)	(21)	394
Ending balance	$2,867	$530	$76	$200	$418	$4,091
Ending balance: individually evaluated for impairment	$342	$—	$—	$7	$23	$372
Ending balance: collectively evaluated for impairment	$2,525	$530	$76	$193	$395	$3,719
Loan Receivables:
Ending balance	$526,528	$84,407	$24,485	$24,482	$60,106	$720,008
Ending balance: individually evaluated for impairment	$4,897	$471	$84	$525	$347	$6,324
Ending balance: collectively evaluated for impairment	$521,631	$83,936	$24,401	$23,957	$59,759	$713,684

December 31, 2012
Allowance for credit losses:
Beginning Balance	$2,513	$460	$98	$229	$462	$3,762
Charge-offs	(557)	—	—	(29)	(105)	(691)
Recoveries	13	—	—	20	—	33
Provision for loan losses	616	49	89	66	73	893
Ending balance	$2,585	$509	$187	$286	$430	$3,997
Ending balance: individually evaluated for impairment	$369	$—	$—	$69	$27	$465
Ending balance: collectively evaluated for impairment	$2,216	$509	$187	$217	$403	$3,532
Loan Receivables:
Ending balance	$522,206	$80,013	$17,530	$22,932	$62,207	$704,888
Ending balance: individually evaluated for impairment	$5,736	$1,275	$84	$200	$470	$7,765
Ending balance: collectively evaluated for impairment	$516,470	$78,738	$17,446	$22,732	$61,737	$697,123

4. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$409,500	0.12%	$417,401	0.12%
Passbook savings and club accounts	174,423	0.20%	166,861	0.20%
Subtotal	583,923		584,262
Certificates with original maturities:
Within one year	70,028	0.40%	69,620	0.41%
One to three years	108,141	1.22%	119,467	1.39%
Three years and beyond	24,936	2.19%	28,416	2.56%
Total certificates	203,105		217,503
Total	$787,028		$801,765

The aggregate amount of certificate accounts in denominations of $100 thousand or more at June 30, 2013 and December 31, 2012 amounted to $74.6 million and $79.6 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at June 30, 2013 and December 31, 2012 amounted to $135.1 million and $157.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,359	$1,297	$2,539	$2,651
Denominators:
Basic average shares outstanding	6,518,558	6,742,591	6,505,248	6,760,448
Effect of dilutive common stock equivalents	95,917	54,742	103,104	60,047
Diluted average shares outstanding	6,614,475	6,797,333	6,608,352	6,820,495

Earnings per share:
Basic	$0.21	$0.19	$0.39	$0.39
Diluted	$0.21	$0.19	$0.38	$0.39

At June 30, 2013 and 2012, there were 550,988 and 650,804 outstanding anti-dilutive options, respectively, and 59,400 and 79,200 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2013 and 2012 and changes during the three months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	649,313	$11.90	650,804	$11.90
Granted	—	—	—	—
Exercised	34,013	$12.38	—	—
Forfeited	—	—	—	—
Outstanding at the end of the period	615,300	$11.92	650,804	$11.90
Exercisable at the end of the period	413,793	$12.47	389,085	$12.79
Stock options vested or expected to vest (1)	372,414	$12.47	585,723	$11.90

(1)  Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2013:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	270,729	$13.19	2.1 years
November 21, 2006	17,586	$14.78	3.4 years
November 20, 2007	19,919	$11.32	4.4 years
August 18, 2010	224,628	$10.21	7.1 years
March 15, 2011	13,600	$12.06	7.7 years
August 17, 2011	51,338	$11.53	8.1 years
November 19, 2012	17,500	$13.10	9.4 years
Total	615,300	$11.92	4.9 years

The compensation expense recognized for the three and six months ended June 30, 2013 was $38 thousand and $76 thousand as compared to $37 thousand and $74 thousand for the three and six months ended June 30, 2012.

At June 30, 2013, there was $519 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.1years.

Summary of Non-vested Stock Award Activity:

	Six Months ended June 30, 2013		Six Months ended June 30, 2012
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	60,390	$10.33	80,190	$10.32
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at June 30, 2013	59,400	$10.30	79,200	$10.30

The compensation expense recognized for the three and six months ended June 30, 2013 was unchanged at $51 thousand and $102 thousand as compared to the three and six months ended June 30, 2012.

As of June 30, 2013, there was $427 thousand of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

7.    INCOME TAXES

Income tax expense was $1.4 million for an effective tax rate of 35.3% for the six months ended June 30, 2013 compared to $1.7 million for an effective tax rate of 38.9% for the same period in 2012. The decrease in the effective rate was based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter of 2013.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2013 and December 31, 2012, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2013, the tax years ended December 31, 2009 through 2012 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2008 through 2012 were subject to New Jersey examination.

8.    STOCKHOLDERS’ EQUITY

During the second quarter of 2013, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 24, 2013 to stockholders of record as of the close of business on May 3, 2013.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2013 and 2012. A summary of the changes in components of Accumulated Other Comprehensive Income for the six months ended June 30, 2013 and 2012 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
January 1, 2013	$104	$(148)	$(44)
Current period change	(3,203)	(38)	(3,241)
Tax benefit	1,277	—	1,277
June 30, 2013	$(1,822)	$(186)	$(2,008)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
January 1, 2012	$(571)	$—	$(571)
Current period change	363	(159)	204
Tax benefit	(140)	—	(140)
June 30, 2012	$(348)	$(159)	$(507)

Additionally, no reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three months ended June 30, 2013 and 2012. During the three month period ended June 30, 2013 the Company recognized unrealized losses on available for sale securities of $3.2 million net of tax benefit of $1.3 million as compared to unrealized gains of $442 thousand net of taxes of $172 thousand for the three month period ended June 30, 2012. Additionally the company also recognized gains on post retirement life benefit of $7 thousand and $5 thousand for three month ended June 30, 2013 and June 30, 2012 respectively.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted pricesinmarkets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at June 30, 2013 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$81,194	$—
U.S. Treasury and federal agencies	—	33,707	—
State and municipal obligations	—	—	—
Corporate securities	—	10,569	—
Equity securities	20	—	—
Totals	$20	$125,470	$—

Those assets at December 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage- backed securities	$—	$55,636	$—
U.S. Treasury and federal agencies	—	40,091	—
State and municipal obligations	—	—	—
Corporate securities	—	10,466	—
Equity securities	13	—	—
Totals	$13	$106,193	$—

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

Summary of Non-Recurring Fair Value Measurements

	Category Used for Fair Value Measurement
Six Month Period Ended	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
June 30, 2013
Assets:
Impaired loans	$3,086	$—	$2,926	$160	$(101)
Real estate owned	525	—	525	—	(143)

June 30, 2012
Assets:
Impaired loans	$2,573	$—	$2,573	$—	$(157)
Real estate owned	475	—	475	—	(51)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total loans remeasured at fair value for the six months ended June 30, 2013 were $3.1 million. Such loans were carried at the value of $3.2 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $101 thousand. Total loans remeasured at fair value for the six months ended June 30, 2012 were $2.6 million. Such loans were carried at the value of $2.7 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $157 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the three months ended June 30, 2013 was $143 thousand. These properties were carried at a value of $178 thousand immediately prior to remeasurement, resulting in $25 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the three months ended June 30, 2012 was $329 thousand. These properties were carried at a value of $380 thousand immediately prior to remeasurement, resulting in $51 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the six months ended June 30, 2013 was $525 thousand. These properties were carried at a value of $668 thousand immediately prior to remeasurement, resulting in $143 thousand of impairment through earnings.  Total real estate owned remeasured at fair value for the six months ended June 30, 2012 was $475 thousand. These properties were carried at a value of $526 thousand immediately prior to remeasurement, resulting in $51 thousand of impairment through earnings.

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

		Category Used For Fair Value
June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$117,654	$117,654	$—	$—
Investment securities:
Held to maturity	9,150	—	9,257	—
Available for sale	125,490	20	125,470	—
Loans receivable, net	718,925	—	746,876	—
Federal Home Loan Bank stock	6,320	—	6,320	—

Liabilities:
NOW and other demand deposit accounts	409,500	—	420,713	—
Passbook savings and club accounts	174,423	—	180,965	—
Certificates	203,105	—	201,880	—
Advances from Federal Home Loan Bank	110,000	—	136,244	—
Junior subordinated debenture	15,464	—	12,835	—

		Category Used For Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$163,422	$163,422	$—	$—
Investment securities:
Held to maturity	10,568	—	10,702	—
Available for sale	106,206	13	106,193	—
Loans receivable, net	703,898	—	731,546	—
Federal Home Loan Bank stock	6,390	—	6,390	—

Liabilities:
NOW and other demand deposit accounts	417,401	—	427,510	—
Passbook savings and club accounts	166,861	—	171,848	—
Certificates	217,503	—	215,638	—
Advances from Federal Home Loan Bank	110,000	—	124,140	—
Junior subordinated debenture	15,464	—	12,371	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2013. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2013 and December 31, 2012, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.  GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at June 30, 2013 as compared to $4.6 million at December 31, 2012.  The Company is in the process of performing its goodwill impairment test as of August 1, 2013 and will complete this process during the third quarter of 2013.

The core deposit intangible totaled $656 thousand at June 30, 2013 as compared to $675 thousand at December 31, 2012. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.  REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2013			2012
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$412	$494	$906	$98	$–	$98
Transfers into Real Estate Owned	438	528	966	206	268	474
Sales of Real Estate Owned	(610)	(353)	(963)	–	–	–
Balance, June 30,	$240	$669	$909	$304	$268	$572

12.  SUBSEQUENT EVENTS

On July 30, 2013, the Company announced the partial redemption of$5 million principal amount of its8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The redemption date for the Capital Securities is August 30, 2013. The company will pay a redemption premium of $108,400 to be recorded in the third quarter of 2013.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Total assets of the Company decreased $13.5 million to $1,032.0 million at June 30, 2013 from $1,045.5 million at December 31, 2012.  Loans receivable, net, increased $15.0 million, investment and mortgage-backed securities increased $17.9 million and cash and cash equivalents decreased by $45.8 million.  Deposits decreased $14.7 million while borrowings were unchanged at $125.5 million.

Investments

Investments and mortgage-backed securities increased $17.9 million to $134.6 million at June 30, 2013 from $116.8 million at December 31, 2012.  The increase was the result of purchases of $47.3 million of agency investments offset by normal repayments, a decrease in value on available for sale securities, calls and maturities of $29.4 million.

Loans

Loans receivable, net, increased $15.0 million to $718.9 million at June 30, 2013 from $703.9 million at December 31, 2012.  Loan originations totaled $95.6 million for the six months ended June 30, 2013 compared to $82.8 million originated in the six months ended June 30, 2012.  Real estate mortgage loan originations totaled $60.5 million, real estate construction loan originations totaled $17.0 million, consumer loan originations totaled $8.6 million and commercial loan originations totaled $9.4 million for the first six months of 2013.  Origination activity was offset by $80.6 million of normal loan payments and payoffs, compared to payments and payoffs of $107.8 million in the same period of the prior year. The higher than normal percentage increase in construction loans resulted from seasonal organic growth.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2013.

	June 30, 2013	December 31, 2012	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$526,528	$522,206	$4,322	0.8%
Commercial and multi-family	84,407	80,013	4,394	5.5
Total real estate – mortgage	610,935	602,219	8,716	1.4

Real estate – construction:
Residential	19,220	12,709	6,511	51.2
Commercial	5,265	4,821	444	9.2
Total real estate – construction	24,485	17,530	6,955	39.7

Commercial	24,482	22,932	1,550	6.8

Consumer
Home equity	59,559	61,328	(1,769)	(2.9)
Other consumer loans	547	879	(332)	(37.8)
Total consumer loans	60,106	62,207	(2,101)	(3.4)

Total loans	720,008	704,888	15,120	2.1

Net deferred loan cost	3,008	3,007	1	0.0
Allowance for loan losses	(4,091)	(3,997)	(94)	2.4

Net total loans	$718,925	$703,898	$15,027	2.1%

Non-Performing Assets

Non-performing assets totaled $5.6 million, or 0.54% of total assets, at June 30, 2013 compared to $6.7 million or 0.64% of total assets at December 31, 2012 and $5.3 million, or 0.52% of total assets, at June 30, 2012.  The decrease from December 31, 2012 was the result of a lower balance non-performing loans replacing higher balance non-performing loans.  Non-performing assets consisted of nineteen residential mortgages totaling $3.4 million, one real estate commercial mortgage totaling $471 thousand, one real estate construction mortgage totaling $84 thousand, one commercial loan totaling $519 thousand, five consumer equity loans totaling $222 thousand and six real estate owned properties totaling $909 thousand.  Specific reserves recorded for these loans totaled $372 thousand at June 30, 2013 as compared to $465 thousand at December 31, 2012.  Real estate owned increased by one property while the total balance increased $3 thousand at June 30, 2013 to $909 thousand from $906 thousand at December 31, 2012.

The allowance for loan losses increased $192 thousand to $4.1 million, or 0.57% of total net loans, from $4.0 million at December 31, 2012, or 0.57% of total net loans. The increase in the allowance for loan losses resulted from net charge offs of $312 thousand offset by an addition to the allowance of $394 thousand.  Net charge-offs totaled $312 thousand in 2013 compared to $490 thousand for the same period in 2012.  The allowance increase was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions.  The loss factors used to calculate the allowance were unchanged in June 2013 from December 2012.  At June 30, 2013, the specific allowance on loans individually evaluated for impairment was $372 thousand and pooled allowance on the remainder of the loan portfolio was $3.7 million as compared to specific allowance on loans individually evaluated for impairment of $465 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2012.

	Six months Ended June 30,
	2013	2012
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,997	$3,762
Provision for loan losses	394	426

Recoveries	12	14
Charge-offs	(312)	(504)
Net (charge-offs) recoveries	(300)	(490)
Allowance at end of period	$4,091	$3,698
Allowance for loan losses as a percent of total loans	0.57%	0.53%
Allowance for loan losses as a percent of non-performing loans	87.7%	77.8%

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$3,371	$3,850
Real estate - commercial	471	1,275
Real estate - construction	84	84
Commercial	519	200
Consumer	222	342
Total nonaccrual loans	4,667	5,751
Real estate owned	909	906
Total non-performing assets	$5,576	$6,657
Total non-performing loans to total loans	0.65%	0.82%
Total non-performing loans to total assets	0.45%	0.55%
Total non-performing assets to total assets	0.54%	0.64%

Deposits

Deposits decreased $14.7 million, or 1.8%, to $787.0 million at June 30, 2013 from $801.8 million at December 31, 2012.  Interest bearing demand deposits decreased $4.6 million, non-interest bearing checking decreased $3.3 million, savings accounts increased by $7.6 million and certificates of deposit decreased by $14.4 million.  The Company continued its focus on attracting core deposits which totaled $584 million or 74.2% of total deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2013.

	June 30,	December 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$105,306	$108,612	$(3,306)	(3.0)%
Interest-bearing demand deposits	304,193	308,789	(4,596)	(1.5)
Savings accounts	174,423	166,861	7,562	4.5
Time deposits	203,106	217,503	(14,397)	(6.6)
Total	$787,028	$801,765	$(14,737)	(1.8)%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at June 30, 2013 from December 31, 2012.  Other borrowings were unchanged at $15.5 million at June 30, 2013 compared to December 31, 2012.

Stockholders’ Equity

Stockholders’ equity increased $576 thousand to $105.3 million at June 30, 2013, from $104.7 million at December 31, 2012, primarily as a result of $2.5 million of net income, proceeds from exercises of stock options of $421 thousand and increases in contra benefit plans of $254 thousand offset by a decrease in other comprehensive income of $2.0 million and dividends paid of $887 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Net income was $ 1.4 million for the three months ended June 30, 2013 as compared to $1.3 million for the three months ended June 30, 2012.  The increase of $62 thousand, or 4.8%, in 2013 from 2012 was due primarily to an increase in other income and decreases in provisions for loan losses and income taxes offset by a decrease in net interest income and an increase in other expenses.

Net income was $2.5 million for the six months ended June 30, 2013 as compared to $2.7 million for the six months ended June 30, 2012.  The $112 thousand, or 4.2%, decrease in 2013 from 2012 was due primarily to an increase in other income and decreases in provisions for loan losses and income taxes offset by a decrease in net interest income and an increase in other expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$1,359	$1,297	$2,539	$2,651
Basic earnings per share	$0.21	$0.19	$0.39	$0.39
Diluted earnings per share	$0.21	$0.19	$0.38	$0.39
Return on average assets (annualized)	0.52%	0.50%	0.48%	0.52%
Return on average equity (annualized)	5.11%	4.90%	4.77%	4.99%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended June, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$7,967	$8,732	$(765)	(8.8)%
Investment securities	731	681	50	7.3
Total interest income	8,698	9,413	(715)	(7.6)

INTEREST EXPENSE:
Deposits	778	1,106	(328)	(29.7)
Borrowings	1,390	1,510	120	(7.9)
Total interest expense	2,168	2,616	(448)	(17.1)
Net interest income	$6,530	$6,797	$(267)	(3.9)%

Interest income decreased by $715 thousand, or 7.6%, for the quarter ended June 30, 2013 compared to June 30, 2012.  While interest-earning assets increased compared to the same period in the prior year, a shift in the mix of assets resulted in a decrease in the average balance of loans and an increase in the average balance of lower yielding investments, coupled with lower yields in both categories, was responsible for the decrease in interest income.

Interest expense decreased by $448 thousand, or 17.1%, for the quarter ended June 30, 2013 over the same period last year due to a decrease in the average rate paid on deposits and borrowings and a decrease in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.07% and 3.09% respectively, for the three months ended June 30, 2013, compared to 3.47% and 3.42% for the same period in 2012.  The decrease in the interest rate spread of 40 basis points and margin of 33 basis points resulted from a decrease in the rate earned on interest-earning assets of 61 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 21 basis points.  The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 45 basis points, a decrease in the average rate on investments of 97 basis points offset by an increase in the average balance of loans of $2.8 million and an increase in the average balance of investments of $46.6 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 18 basis points, decrease in the average rate paid on borrowings of 39 basis points and a decrease in the average balance of interest-bearing deposits of $2.8 million.

The following table summarizes changes in interest income and interest expense for the six month periods ended June, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$16,004	$17,733	$(1,729)	(9.8)%
Investment securities	1,425	1,291	134	10.4
Total interest income	17,429	19,024	(1,595)	(8.4)

INTEREST EXPENSE:
Deposits	1,616	2,321	(705)	(30.4)
Borrowings	2,804	3,020	(216)	(7.2)
Total interest expense	4,420	5,341	(921)	(17.2)
Net interest income	$13,009	$13,683	$(674)	(4.9)%

Interest income decreased by $1.6 million, or 8.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  While interest-earning assets increased compared to the same period in the prior year, a shift in the mix of assets resulted in a decrease in the average balance of loans and an increase in the average balance of lower yielding investments, coupled with lower yields in both categories, was responsible for the decrease in interest income.

Interest expense decreased by $921 thousand, or 17.2%, for the six months ended June 30, 2013 over the same period last year due to a decrease in the average rate paid on deposits and borrowings offset by an increase in the average balance of interest-bearing deposits.

The interest rate spread and net interest margin of the Company were 3.13% and 3.12% respectively, for the six months ended June 30, 2013, compared to 3.53% and 3.47% for the same period in 2012.  The decrease in the interest rate spread of 40 basis points and margin of 35 basis points resulted from a decrease in the rate earned on interest-earning assets of 64 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 24 basis points.  The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 45 basis points, a decrease in the average rate on investments of 124 basis points and by a decrease in the average balance of loans of $6.3 million offset by an increase in the average balance of investments of $51.4 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 21 basis points and a decrease in the average rate paid on borrowings of 34 basis points offset by an increase in the average balance of interest-bearing deposits of $14.4 million.

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

Average Balance Tables
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$712,496	$7,967	4.47%	$709,651	$8,732	4.92%
Investment securities	132,386	731	2.21%	85,765	681	3.18%
Total interest-earning assets	844,882	8,698	4.12%	795,416	9,413	4.73%
Noninterest-earning assets	203,132			233,971
Total assets	$1,048,014			$1,029,387

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$321,184	123	0.15%	$325,802	220	0.27%
Savings accounts	173,375	85	0.20%	138,915	102	0.29%
Certificates of deposit	206,234	570	1.11%	238,830	784	1.31%
Total interest-bearing deposits	700,793	778	0.44%	703,547	1,106	0.63%

FHLB advances	110,000	1,055	3.84%	110,000	1,175	4.27%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	125,464	1,390	4.43%	125,464	1,510	4.82%
Total interest-bearing liabilities	826,257	2,168	1.05%	829,011	2,616	1.26%
Noninterest-bearing demand accounts	104,629			83,371
Other liabilities	10,840			11,158
Total liabilities	941,726			923,540

Stockholders’ equity	106,288			105,847
Total liabilities and stockholders’ equity	$1,048,014			$1,029,387

Net interest income		$6,530			$6,797
Interest rate spread			3.07%			3.47%
Net interest margin			3.09%			3.42%
Average interest-earning assets to average interest-bearing liabilities	102.25%			95.95%

Average Balance Tables
	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$707,932	$16,004	4.52%	$714,266	$17,733	4.97%
Investment securities	124,756	1,425	2.28%	73,384	1,291	3.52%
Total interest-earning assets	832,688	17,429	4.19%	787,650	19,024	4.83%
Noninterest-earning assets	222,026			228,646
Total assets	$1,054,714			$1,016,296

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$327,242	$256	0.16%	$318,329	$473	0.30%
Savings accounts	172,172	169	0.20%	135,692	213	0.31%
Certificates of deposit	209,420	1,191	1.14%	240,426	1,635	1.36%
Total interest-bearing deposits	708,834	1,616	0.46%	694,447	2,321	0.67%

FHLB advances	110,000	2,134	3.88%	110,000	2,350	4.27%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%
Total borrowings	125,464	2,804	4.47%	125,464	3,020	4.81%
Total interest-bearing liabilities	834,298	4,420	1.06%	819,911	5,341	1.30%
Noninterest-bearing demand accounts	102,582			79,550
Other	11,289			10,792
Total liabilities	948,169			910,253

Stockholders’ equity	106,545			106,043
Total liabilities and stockholders’ equity	$1,054,714			$1,016,296

Net interest income		$13,009			$13,683
Interest rate spread			3.13%			3.53%
Net interest margin			3.12%			3.47%
Average interest-earning assets to average interest-bearing liabilities	99.81%			96.07%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $192 thousand and $394 thousand in the three and six months ended June 30, 2013 compared to $253 thousand and $426 thousand in the three and six months ended June 30, 2012.   The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2013 and 2012 and the changes between the periods.

	Three Months Ended June 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$532	$423	25.8%
Cash surrender value of life insurance	169	150	12.7
Other	424	393	7.9
Total other income	$1,125	$966	16.5%

Other income increased $159 thousand, or 16.5%, to $1.1 million for the three-month period ended June 30, 2013 from the same period in 2012.   The increase in service charges income of 109 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $19 thousand resulted from an increase in the balance in the policies. Other income increased $32 thousand primarily from increased debit card commissions received and other income.

The following table summarizes other income for the six months ended June 30, 2013 and 2012 and the changes between the periods.

	Six Months Ended June 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,060	$834	27.1%
Cash surrender value of life insurance	332	298	11.4
Other	835	738	13.1
Total other income	$2,227	$1,870	19.1%

Other income decreased $357 thousand, or 19.0%, to $2.2 million for the six-month period ended June 30, 2013 from the same period in 2012.   The increase in service charges income of $226 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $34 thousand resulted from an increase in the balance in the policies. Other income increased $97 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2013 and 2012 and the changes between periods.

	Three Months Ended June 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,110	$3,051	1.9%
Occupancy and equipment	1,280	1,259	1.7
Federal insurance premiums	136	129	5.4
Advertising	116	131	(11.5)
Professional services	362	274	32.1
Real estate owned expense	14	1	N/M
Other operating expense	431	546	(21.1)
Total other expense	$5,449	$5,391	1.1%
N/M – not measurable

Other expenses increased $58 thousand, or 1.1%, to $5.4 million for the three-month period ended June 30, 2013 from the same period in 2012. Increases in salaries and benefits, occupancy and equipment, FDIC insurance, professional services and real estate owned expenses of $188 thousand were offset by decreases in advertising and other expenses of $130 thousand for the second quarter of 2013.

The following table summarizes other expense for the six months ended June 30, 2013 and 2012 and the changes between the periods.

	Six Months Ended June 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,299	$6,181	1.9%
Occupancy and equipment	2,525	2,495	1.2
Federal insurance premiums	265	257	3.1
Advertising	220	248	(11.3)
Professional services	671	526	27.6
Real estate owned expense	35	3	N/M
Other operating expense	904	1,082	(16.5)
Total other expense	$10,919	$10,792	1.2%
N/M – not measurable

Other expenses increased $127 thousand, or 1.2%, to $10.9 million for the six-month period ended June 30, 2013 from the same period in 2012. Increases in salaries and benefits, occupancy and equipment, FDIC insurance of $333 thousand were offset by decreases in marketing and other expenses of $206 thousand for the first six months of 2013 compared to the first six months 2012.

Income Taxes

Income taxes decreased $167 thousand to $655 thousand for an effective tax rate of 32.5% for the three months ended June 30, 2013, compared to $822 thousand for an effective tax rate of 38.8% from the same period in 2012. The decrease in the effective rate was based upon a reduction in state income tax expense as a result of the Company forming a new subsidiary OCHB Preferred Corp., a New Jersey corporation, with the intent for it to qualify as a mortgage Real Estate Investment Trust (“REIT”). Simultaneously the Company also established OCHB Investment Co., a Delaware corporation which acquired an entity interest in the trust. Ocean City Home Bank contributed a portfolio of approximately $178 million in qualifying loans to the REIT. In connection with the transaction, the Bank will act as a servicer for the REIT and the manager for the investment company.  The purpose of the transaction is to exercise a tax planning strategy to reduce state tax liability on qualifying assets. The structure gives rise to an uncertain tax position, however no reserve is currently required.

Income taxes decreased $300 thousand to $1.4 million for an effective tax rate of 35.2% for the six months ended June 30, 2013, compared to $1.7 million for an effective tax rate of 38.9% from the same period in 2012. The decrease in the effective rate was based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $117.7 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $13.3 million. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $266.9 million from the Federal Home Loan Bank of New York.

At June 30, 2013, we had $78.2 million in loan commitments outstanding, which included $29.1 million in undisbursed loans, $30.3 million in unused home equity lines of credit and $18.8 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2013 totaled $133.6 million, or 65.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2013, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $100.7 million, or 9.88% of total adjusted assets, which is above the required level of $40.8 million or 4.0%; Tier 1 risk-based capital of $100.7 million, or 19.6% of total adjusted assets which is above the required level of $20.5 million or 4.0%; and total risk-based capital of $104.4 million, or 20.32% of risk-weighted assets, which is above the required level of $41.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2013 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	11.93%	15.59%
100 basis point decrease in rates	(1.51)	(4.41)
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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2013 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

				Economic Value of Equity
	Economic Value of Equity			as % of
Basis Point (“bp”)	(Dollars in Thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$120,636	$(19,975)	(14.21)%	12.11%	(94)bp
200	128,882	(11,729)	(8.34)	12.58	(48)
100	134,881	(5,730)	(4.08)	12.82	(23)
50	137,191	(3,420)	(2.43)	12.88	(17)
0	140,611	—	—	13.06	—
(50)	138,842	(1,769)	(1.26)	12.79	(27)
(100)	136,985	(3,627)	(2.58)	12.56	(49)

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

For the three and six months ended June 30, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended June 30, 2013 and did not have any outstanding repurchase authorizations.

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

Item 6. Exhibits

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0        Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0      The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 9, 2013	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 9, 2013	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President