Form 10-Q
period 2013-09-30
Ocean Shore Holding Co.
filed 2013-11-08
CIK 1444397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
At November 1, 2013, the registrant had 6,964,952 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$9,171	$8,504
Interest-earning bank balances	116,353	154,918

Cash and cash equivalents	125,524	163,422

Investment securities held to maturity (estimated fair value—$7,253 at September 30, 2013; $10,702 at December 31, 2012)	7,158	10,568
Investment securities available for sale (amortized cost—$126,693 at September 30, 2013; $105,978 at December 31, 2012)	123,335	106,206
Loans—net of allowance for loan losses of $4,211 at September 30, 2013 and $3,997 at December 31, 2012	727,618	703,898
Accrued interest receivable:
Loans	2,303	2,390
Investment securities	213	191
Federal Home Loan Bank stock—at cost	6,320	6,390
Office properties and equipment—net	13,037	13,435
Prepaid expenses and other assets	2,661	5,574
Real estate owned	909	906
Cash surrender value of life insurance	23,032	22,531
Net deferred tax asset	6,112	4,672
Goodwill	4,630	4,630
Other intangible assets	645	675
TOTAL ASSETS	$1,043,497	$1,045,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$106,174	$108,612
Interest bearing deposits	697,876	693,153
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	10,309	15,464
Advances from borrowers for taxes and insurance	3,629	3,708
Accrued interest payable	805	1,257
Other liabilities	8,581	8,566

Total liabilities	937,374	940,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,964,952 shares outstanding at September 30, 2013; 6,936,733 shares outstanding at December 31, 2012	73	73
Additional paid-in capital	65,213	64,842
Retained earnings - partially restricted	51,132	48,518
Treasury stock—at cost: 342,638 shares at September 30, 2013; 370,857 shares at December 31, 2012	(4,425)	(4,777)
Common stock acquired by employee benefits plans	(3,067)	(3,323)
Deferred compensation plans trust	(583)	(561)
Accumulated other comprehensive loss	(2,220)	(44)

Total stockholders’ equity	106,123	104,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,497	$1,045,488

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$7,964	$8,470	$23,968	$26,202
Taxable interest on mortgage-backed securities	360	270	1,016	698
Non-taxable interest on municipal securities	18	(2)	55	70
Taxable interest and dividends on other investment securities	341	337	1,073	1,130

Total interest and dividend income	8,683	9,075	26,112	28,100

INTEREST EXPENSE:
Interest on deposits	737	1,056	2,353	3,377
Interest on borrowings	1,365	1,511	4,169	4,532

Total interest expense	2,102	2,567	6,522	7,909

NET INTEREST INCOME	6,581	6,508	19,590	20,191

PROVISION FOR LOAN LOSSES	186	148	580	574

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,395	6,360	19,010	19,617

OTHER INCOME:
Service charges	520	440	1,580	1,274
Cash surrender value of life insurance	169	160	501	458
Gain on call of securities	3	50	3	65
Other	436	379	1,270	1,103

Total other income	1,128	1,029	3,354	2,900

OTHER EXPENSE:
Salaries and employee benefits	3,084	3,090	9,384	9,270
Occupancy and equipment	1,287	1,265	3,812	3,760
Federal insurance premiums	140	122	405	379
Advertising	86	121	306	369
Professional services	334	307	1,005	834
Real estate owned expense	20	30	55	33
Charitable contributions	38	38	113	113
Other operating expenses	514	474	1,342	1,482

Total other expenses	5,503	5,447	16,422	16,240

INCOME BEFORE INCOME TAXES	2,020	1,942	5,942	6,277

INCOME TAX EXPENSE	696	750	2,079	2,434

NET INCOME	$1,324	$1,192	$3,863	$3,843
Other comprehensive income, net of tax:
Unrealized gain(loss) on available for sale securities	(220)	491	(2,146)	714
Unrealized gain(loss) on post retirement life benefit	8	6	(31)	(153)

COMPREHENSIVE INCOME	$1,112	$1,689	$1,686	$4,404

Earnings per share, basic:	$0.20	$0.18	$0.59	$0.57
Earnings per share, diluted:	$0.20	$0.18	$0.58	$0.57

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,863	$3,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429	1,033
Provision for loan losses	580	574
Stock based compensation expense	643	578
Gain on call of AFS securities	(3)	(65)
Premium paid on partial retirement of junior subordinated debt	112	-
Cash surrender value of life insurance	(501)	(458)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	65	264
Prepaid expenses and other assets	2,913	1,156
Accrued interest payable	(452)	(358)
Other liabilities	(15)	963
Net cash provided by operating activities	7,634	7,530
INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	5,497	3,270
Mortgage-backed securities held to maturity	342	439
Loans originated, net of repayments	(25,318)	34,402
Purchases of:
Life insurance contracts	-	(3,085)
Loans	-	(342)
Federal Home Loan Bank stock	-	45
Investment securities held to maturity	(2,328)	(7,393)
Investment securities available for sale	(45,878)	(76,256)
Office properties and equipment	(315)	(319)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	70	-
Investment securities held to maturity	5,393	6,020
Investment securities available for sale	20,032	33,485
Real estate owned	963	188
Net cash used in investing activities	(41,542)	(9,546)
FINANCING ACTIVITIES:
Increase in deposits	2,285	67,023
Dividends paid	(1,249)	(1,306)
Partial retirement of junior subordinated debt	(5,264)	-
Exercise of incentive stock options	424	122
Purchase of treasury stock	(86)	(4,315)
Purchase of shares by deferred compensation plans trust	(21)	(20)
Increase in advances from borrowers for taxes and insurance	(79)	(367)
Net cash (used in ) provided by financing activities	(3,990)	61,137
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,898)	59,121
CASH AND CASH EQUIVALENTS—Beginning of period	163,422	155,653
CASH AND CASH EQUIVALENTS—End of period	$125,524	$214,774
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$6,965	$8,336
Income Taxes	$2,152	$1,950
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$966	$1,058

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.  The results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period.  The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force.  This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The disclosure impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's consolidated financial statements.

2.  INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$6,078	$—	$—	$6,078
US Treasury and government sponsored entity mortgage-backed securities	1,080	95	—	1,175
Totals	$7,158	$95	$—	$7,253

Available for Sale
Debt securities:
Corporate	$11,535	$173	$(934)	$10,774
U.S. Treasury and federal agencies	35,035	—	(1,638)	33,397
Equity securities	3	19	—	22
US treasury and government sponsored entity mortgage-backed securities	80,120	392	(1,370)	79,142
Totals	$126,693	$584	$(3,942)	$123,335

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$9,143	$—	$—	$9,143
US Treasury and government sponsored entity mortgage-backed securities	1,425	134	—	1,559
Totals	$10,568	$134	$—	$10,702

Available for Sale
Debt securities:
Corporate	$11,487	$174	$(1,195)	$10,466
US Treasury and federal agencies	40,068	28	(5)	40,091
Equity securities	3	12	(2)	13
US Treasury and government sponsored entity mortgage-backed securities	54,420	1,230	(14)	55,636
Totals	$105,978	$1,444	$(1,216)	$106,206

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Agencies	$33,362	$(1,638)	$—	$—	$33,362	$(1,638)
Corporate	—	—	3,771	(934)	3,771	(934)
US treasury and government sponsored entity mortgage- backed securities	72,775	(1,364)	514	(6)	73,289	(1,370)
Equity securities	—	—	—	—	—	—
Totals	$106,137	$(3,002)	$4,285	$(940)	$110,422	$(3,942)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$5,995	$(5)	$32	$—	$6,027	$(5)
Corporate	—	—	3,509	(1,195)	3,509	(1,195)
US treasury and government sponsored entity mortgage- backed securities	1,659	(7)	600	(7)	2,259	(14)
Equity securities	—	—	1	(2)	1	(2)
Totals	$7,654	$(12)	$4,142	$(1,204)	$11,796	$(1,216)

Management has reviewed its investment securities as of September 30, 2013 and has determined that all declines in fair value below amortized cost are temporary.

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

6

	2013	2012
	(Dollars in thousands)
Credit component of OTTI as of January 1,	$3,000	$3,000
Additions for credit related OTTI charges on previously unimpaired securities	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—	—
Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	—	—

Credit component of OTTI as of September 30,	$3,000	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors.  These securities have Fitch credit ratings below investment grade at September 30, 2013.  Each of the securities is in the mezzanine levels of credit subordination.  The underlying collateral consists of the bank trust capital securities of over 50 institutions.  A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Future loss rate assumption per annum	.8% to 1.2%	.8% to 1.2%
Expected cumulative loss percentage	27.8%	27.8%
Cumulative loss percentage to date	37.0% to 33.2%	37.0% to 33.2%
Remaining life	28 years	29 years

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At September 30, 2013, one debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer.  Those securities had aggregate depreciation of 19.8% from the Company’s amortized cost basis.  The decline is primarily attributable to the depressed pricing of private placement single issuer trust preferred securities and the increased credit spread in the financial markets for all of these investments. These securities were performing in accordance with their contractual terms as of September 30, 2013, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”).  At September 30, 2013 the Company had four agency mortgage-backed securities with unrealized losses for 12 months or longer.  Those securities had aggregate depreciation of 1.1% from the Company’s amortized cost basis.  These securities were performing in accordance with their contractual terms as of September 30, 2013, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2013 by contractual maturity are shown below.

	September 30, 2013
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$6,078	$6,078	$—	$—
Due after 1 year through 5 years	—	—	6,865	7,038
Due after 5 years through 10 years	—	—	15,000	14,490
Due after 10 years	—	—	24,705	22,643
Total	$6,078	$6,078	$46,570	$44,171

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities had a cost of $3 thousand and a fair value of $22 thousand as of September 30, 2013.  Mortgage-backed securities had a cost of $81.2 million and a fair value of $80.3 million as of September 30, 2013.

3.  LOANS RECEIVABLE  - NET

Loans receivable consist of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$536,946	$522,206
Commercial and multi-family	85,318	80,013
Total real estate-mortgage	622,264	602,219
Real estate - construction:
Residential	19,653	12,709
Commercial	4,848	4,821
Total real estate - construction	24,501	17,530
Commercial	23,823	22,932
Consumer:
Home equity	57,245	61,328
Other consumer loans	861	879
Total consumer loans	58,106	62,207
Total loans	728,694	704,888
Net deferred loan cost	3,135	3,007
Allowance for loan losses	(4,211)	(3,997)
Net total loans	$727,618	$703,898

Loans pledged as collateral for FHLB borrowings totaled $123.6 million at September 30, 2013 and December 31, 2012.

Changes in the allowance for loan losses are as follows:

	Nine months Ended September 30,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$3,997	$3,762
Provision for loan loss	580	574
Charge-offs	(379)	(669)
Recoveries	13	29

Balance, end of period	$4,211	$3,696

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans.  The Company established a provision for loan losses of $580 thousand for the nine months ended September 30, 2013 as compared to $574 thousand for the comparable period in 2012.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days generally are considered to be insignificant. As of September 30, 2013 and December 31, 2012, the impairment was measured based on the fair value of the loans’ collateral, adjusted for cost to dispose. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans.

Non-performing loans at September 30, 2013 and December 31, 2012 consisted of non-accrual loans that amounted to $5.4 million and $5.8 million, respectively.  The reserve for delinquent interest on loans totaled $301 thousand and $321 thousand, at September 30, 2013 and December 31, 2012, respectively.

Non-performing assets segregated by classification are as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Real estate
One-to-four family residential	$3,914	$3,850
Commercial and multi-family	466	1,275
Construction Loans	84	84
Commercial	525	200
Consumer	457	342
Total non-accrual loans	5,446	5,751
Real estate owned	909	906
Total non-performing assets	$6,355	$6,657

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the nine month period ended September 30, 2013:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(9,591)	—	—	(9,591)
Charge-offs, net	(229)	229	—	—
Amortization of loan premium	—	—	(179)	(179)
Settlement adjustments	—	—	—	—
Balance at September 30, 2013	$53,870	$(3,194)	$804	$51,480

An age analysis of past due loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2013
Real Estate
1-4 Family Residential	$918	$—	$3,914	$4,832	$532,114	$536,946
Commercial and Multi-Family	—	—	466	466	84,852	85,318
Construction	—	—	84	84	24,417	24,501
Commercial	—	—	525	525	23,298	23,823
Consumer	131	69	457	657	57,449	58,106
Total	$1,049	$69	$5,446	$6,564	$722,130	$728,694

December 31, 2012
Real Estate
1-4 Family Residential	$1,988	$—	$3,850	$5,838	$516,368	$522,206
Commercial and Multi-Family	240	—	1,275	1,515	78,498	80,013
Construction	—	—	84	84	17,446	17,530
Commercial	524	—	200	724	22,208	22,932
Consumer	404	124	342	870	61,337	62,207
Total	$3,156	$124	$5,751	$9,031	$695,857	$704,888

Impaired loans are set forth the in the following table.  No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
September 30, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$3,288	$3,325	$—	$173
Commercial and Multi-Family	466	466	—	466
Construction	—	—	—	—
Commercial	—	—	—	—
Consumer	308	308	—	62
With an allowance recorded
Real Estate
1-4 Family Residential	2,465	2,651	287	274
Commercial and Multi-Family	—	—	—	—
Construction	84	84	33	84
Commercial	525	525	13	262
Consumer	272	272	58	91
Total
Real Estate
1-4 Family Residential	$5,753	$5,976	$287	$205
Commercial and Multi-Family	466	466	—	466
Construction	84	84	33	84
Commercial	525	525	13	262
Consumer	580	580	58	73

December 31, 2012
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,429	$2,429	$—	$202
Commercial and Multi-Family	1,275	1,275	—	425
Construction	84	84	—	84
Commercial	—	—	—	—
Consumer	342	342	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	3,307	3,438	369	331
Commercial and Multi-Family	—	—	—	—
Construction	—	—	—	—
Commercial	200	200	69	200
Consumer	128	128	27	128
Total
Real Estate	$5,736	$5,867	$369	$533
1-4 Family Residential	1,275	1,275	—	425
Commercial and Multi-Family	84	84	—	84
Construction	200	200	69	200
Commercial	470	470	27	185

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring.  As of September 30, 2013, the Company entered into six TDR agreements with a total carrying value of $2.0 million, all of which were performing.

Included in impaired loans at September 30, 2013 were two TDRs, which had a specific reserve of $155 thousand.  The following table presents an analysis of the Company’s TDR agreements existing as of September 30, 2013 and December 31, 2012, respectively.

	As of September 30, 2013			As of December 31, 2012
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	5	$1,846	$1,846	3	$1,548	$1,548
Consumer	1	125	125	1	128	128
Total	6	$1,971	$1,971	4	$1,676	$1,676

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

The following table presents classified loans by class of loans as of September 30, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
	(Dollars in thousands)
Grade:
Special Mention	$3,911	$2,394	$381	$3,582	$—	$84	$93	$62	$834	$429
Substandard	7,761	7,367	3,676	4,213	84	—	753	1,188	949	729
Doubtful and Loss	—	—	—	—	—	—	—	—	—	—
Total	$11,672	$9,761	$4,057	$7,795	$84	$84	$846	$1,250	$1,783	$1,158

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2013 and December 31, 2012.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
	(Dollars in thousands)
Performing	$533,032	$518,356	$84,852	$78,738	$24,417	$17,446	$23,298	$22,732	$57,649	$61,865
Non-Performing	3,914	3,850	466	1,275	84	84	525	200	457	342
Total	$536,946	$522,206	$85,318	$80,013	$24,501	$17,530	$23,823	$22,932	$58,106	$62,207

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2013 and December 31, 2012.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(298)	(78)	—	—	(3)	(379)
Recoveries	—	—	—	—	13	13
Provision for loan losses	584	178	(110)	(115)	43	580
Ending balance	$2,871	$609	$77	$171	$483	$4,211
Ending balance: individually evaluated for impairment	$287	$—	$33	$13	$58	$391
Ending balance: collectively evaluated for impairment	$2,584	$609	$44	$158	$425	$3,820
Loan Receivables:
Ending balance	$536,946	$85,318	$24,501	$23,823	$58,106	$728,694
Ending balance: individually evaluated for impairment	$5,753	$466	$84	$525	$580	$7,408
Ending balance: collectively evaluated for impairment	$531,193	$84,852	$24,417	$23,298	$57,526	$721,286

December 31, 2012
Allowance for credit losses:
Beginning Balance	$2,513	$460	$98	$229	$462	$3,762
Charge-offs	(557)	—	—	(29)	(105)	(691)
Recoveries	13	—	—	20	—	33
Provision for loan losses	616	49	89	66	73	893
Ending balance	$2,585	$509	$187	$286	$430	$3,997
Ending balance: individually evaluated for impairment	$369	$—	$—	$69	$27	$465
Ending balance: collectively evaluated for impairment	$2,216	$509	$187	$217	$403	$3,532
Loan Receivables:
Ending balance	$522,206	$80,013	$17,530	$22,932	$62,207	$704,888
Ending balance: individually evaluated for impairment	$5,736	$1,275	$84	$200	$470	$7,765
Ending balance: collectively evaluated for impairment	$516,470	$78,738	$17,446	$22,732	$61,737	$697,123

4.  DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$436,501	0.12%	$417,401	0.12%
Passbook savings and club accounts	170,446	0.20%	166,861	0.20%
Subtotal	606,947		584,262
Certificates with original maturities:
Within one year	71,222	0.40%	69,620	0.41%
One to three years	100,554	1.13%	119,467	1.39%
Three years and beyond	25,327	2.06%	28,416	2.56%
Total certificates	197,103		217,503
Total	$804,050		$801,765

The aggregate amount of certificate accounts in denominations of $100 thousand or more at September 30, 2013 and December 31, 2012 amounted to $72.4 million and $79.6 million, respectively.  Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at September 30, 2013 and December 31, 2012 amounted to $163.6 million and $157.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,324	$1,192	$3,863	$3,843
Denominators:
Basic average shares outstanding	6,533,760	6,625,221	6,514,699	6,715,043
Effect of dilutive common stock equivalents	111,658	55,942	119,055	70,758
Diluted average shares outstanding	6,645,418	6,681,163	6,633,754	6,785,801

Earnings per share:
Basic	$0.20	$0.18	$0.59	$0.57
Diluted	$0.20	$0.18	$0.58	$0.57

At September 30, 2013 and 2012, there were 541,112 and 639,272 outstanding anti-dilutive options, respectively, and 40,590 and 60,390 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2013 and 2012 and changes during the nine months ended September 30, 2013 and 2012 are presented below:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	649,313	$11.90	650,804	$11.90
Granted	—	—	—	—
Exercised	34,013	$12.38	11,532	$10.61
Forfeited	—	—	—	—
Outstanding at the end of the period	615,300	$11.92	639,272	$11.90
Exercisable at the end of the period	468,986	$12.23	441,322	$13.16
Stock options vested or expected to vest (1)	553,770	$11.92	575,345	$11.90

(1)   Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2013:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	270,729	$13.19	1.9 years
November 21, 2006	17,586	$14.78	3.2 years
November 20, 2007	19,919	$11.32	4.2 years
August 18, 2010	224,628	$10.21	6.9 years
March 15, 2011	13,600	$12.06	7.5 years
August 17, 2011	51,338	$11.53	7.9 years
November 19, 2012	17,500	$13.10	9.2 years
Total	615,300	$11.92	4.7 years

The compensation expense recognized for the three and nine months ended September 30, 2013 was $38 thousand and $114 thousand as compared to $37 thousand and $110 thousand for the three and nine months ended September 30, 2012.

At September 30, 2013, there was $481 thousand of total unrecognized compensation cost related to options granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Summary of Non-vested Stock Award Activity:

	Nine Months ended September 30, 2013		Nine Months ended September 30, 2012
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	60,390	$10.33	80,190	$10.32
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	19,800	$10.30	19,800	$10.30
Outstanding at September 30, 2013	40,590	$10.35	60,390	$10.33

The compensation expense recognized for the three and nine months ended September 30, 2013 was $51 thousand and $153 thousand as compared to $51 thousand and $153 thousand for the three and nine months ended September 30, 2012.

As of September 30, 2013, there was $376 thousand of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted average period of 1.9 years.

7.       INCOME TAXES

Income tax expense was $2.1 million for an effective tax rate of 35.0% for the nine months ended September 30, 2013 compared to $2.4 million for an effective tax rate of 38.8% for the same period in 2012.  The decrease in the effective rate was based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2013 and December 31, 2012, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2013, the tax years ended December 31, 2009 through 2012 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2008 through 2012 were subject to New Jersey examination.

8.    STOCKHOLDERS’ EQUITY

During the third quarter of 2013, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 23, 2013 to stockholders of record as of the close of business on August 2, 2013.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 2013 and 2012.  A summary of the changes in components of Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 are presented below:

	2013			2012
	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)			(Dollars in thousands)
July 1,	$(1,822)	$(186)	$(2,008)	$(348)	$(159)	$(507)
Current period change	(411)	8	(403)	801	6	807
Tax benefit	191	-	191	(310)	-	(310)
September 30,	$(2,042)	$(178)	$(2,220)	$143	$(153)	$(10)

	2013			2012
	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)			(Dollars in thousands)
January 1,	$104	$(148)	$(44)	$(571)	$-	$(571)
Current period change	(3,586)	(31)	(3,617)	1,164	(153)	1,011
Tax benefit	1,440	-	1,440	(450)	-	(450)
September 30,	$(2,042)	$(178)	$(2,220)	$143	$(153)	$(10)

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets at September 30, 2013 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$79,142	$—
U.S. Treasury and federal agencies	—	33,397	—
State and municipal obligations	—	—	—
Corporate securities	—	10,774	—
Equity securities	22	—	—
Totals	$22	$123,313	$—

Those assets at December 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$55,636	$—
U.S. Treasury and federal agencies	—	40,091	—
State and municipal obligations	—	—	—
Corporate securities	—	10,466	—
Equity securities	13	—	—
Totals	$13	$106,193	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Nine Month Period Ended	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
September 30, 2013
Assets:
Impaired loans	$3,111	$–	$2,958	$153	$(97)
Real estate owned	525	–	525	–	(143)

September 30, 2012
Assets:
Impaired loans	$2,834	$–	$2,634	$200	$(190)
Real estate owned	870	–	870	–	(99)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell.  Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total loans remeasured at fair value for the nine months ended September 30, 2013 were $3.1 million.  Such loans were carried at the value of $3.2 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $97 thousand.  Total loans remeasured at fair value for the nine months ended September 30, 2012 were $2.8 million.  Such loans were carried at the value of $3.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $190 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. The Company had no real estate owned remeasured at fair value for the three months ended September 30, 2013.  Total real estate owned remeasured at fair value for the three months ended September 30, 2012 was $583 thousand, of which $188 thousand were sold.  These properties were carried at a value of $631 thousand immediately prior to remeasurement, resulting in $48 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the nine months ended September 30, 2013 was $525 thousand.  These properties were carried at a value of $668 thousand immediately prior to remeasurement, resulting in $143 thousand of impairment through earnings.  Total real estate owned remeasured at fair value for the nine months ended September 30, 2012 was $1.1 million, of which $188 thousand were sold.  These properties were carried at a value of $968 thousand immediately prior to remeasurement, resulting in $99 thousand of impairment through earnings.

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

		Category Used For Fair Value
September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$125,524	$125,524	$—	$—
Investment securities:
Held to maturity	7,158	—	7,253	—
Available for sale	123,335	22	123,313	—
Loans receivable, net	727,618	—	755,973	—
Federal Home Loan Bank stock	6,320	—	6,320	—

Liabilities:
NOW and other demand deposit accounts	436,501	—	451,552	—
Passbook savings and club accounts	170,466	—	178,990	—
Certificates	197,103	—	196,727	—
Advances from Federal Home Loan Bank	110,000	—	120,492	—
Junior subordinated debenture	10,309	—	9,278	—

		Category Used For Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$163,422	$163,422	$—	$—
Investment securities:
Held to maturity	10,568	—	10,702	—
Available for sale	106,206	13	106,193	—
Loans receivable, net	703,898	—	731,546	—
Federal Home Loan Bank stock	6,390	—	6,390	—

Liabilities:
NOW and other demand deposit accounts	417,401	—	427,510	—
Passbook savings and club accounts	166,861	—	171,848	—
Certificates	217,503	—	215,638	—
Advances from Federal Home Loan Bank	110,000	—	124,140	—
Junior subordinated debenture	15,464	—	12,371	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2013.  The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2013 and December 31, 2012, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at September 30, 2013 as compared to $4.6 million at December 31, 2012.  The Company completed its annual goodwill impairment test as of August 1, 2013 and concluded that goodwill was not impaired.

The core deposit intangible totaled $645 thousand at September 30, 2013 as compared to $675 thousand at December 31, 2012. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.      REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2013			2012
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$412	$494	$906	$98	$-	$98
Transfers into Real Estate Owned	438	528	966	564	494	1,058
Sales of Real Estate Owned	(610)	(353)	(963)	(188)	-	(188)
Balance, September 30,	$240	$669	$909	$474	$494	$968

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Total assets of the Company decreased $2.0 million to $1,043.5 million at September 30, 2013 from $1,045.5 million at December 31, 2012.  Loans receivable, net, increased $23.7 million, investment and mortgage-backed securities increased $13.7 million and cash and cash equivalents decreased by $37.9 million as excess liquidity was deployed into loans, investments and for the redemption of debt.  Deposits increased $2.3 million while borrowings decreased $5.2 million.

Investments

Investments and mortgage-backed securities increased $13.7 million to $130.5 million at September 30, 2013 from $116.8 million at December 31, 2012.  The increase was the result of purchases of $48.2 million of agency investments offset by repayments, calls and maturities of $30.8 million and a decline in the unrealized holding loss on investment securities of $3.7 million.

Loans

Loans receivable, net, increased $23.7 million to $727.6 million at September 30, 2013 from $703.9 million at December 31, 2012.  The majority of this increase was in the real estate mortgage portfolio, which increased $20.0 million.  Loan originations totaled $143.9 million for the nine months ended September 30, 2013 compared to $116.6 million originated in the nine months ended September 30, 2012.  Real estate mortgage loan originations totaled $92.9 million, real estate construction loan originations totaled $24.3 million, consumer loan originations totaled $12.7 million and commercial loan originations totaled $14.0 million for the first nine months of 2013.  Origination activity was offset by $119.0 million of normal loan payments and payoffs, compared to payments and payoffs of $152.5 million in the same period of the prior year. The higher than normal percentage increase in residential construction loans of 54.6% resulted from seasonal organic growth.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2013.

	September 30, 2013	December 31, 2012	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$536,946	$522,206	$14,740	2.8%
Commercial and multi-family	85,318	80,013	5,305	6.6
Total real estate – mortgage	622,264	602,219	20,045	3.3

Real estate – construction:
Residential	19,653	12,709	6,944	54.6
Commercial	4,848	4,821	27	0.6
Total real estate – construction	24,501	17,530	6,971	39.7

Commercial	23,823	22,932	891	3.9

Consumer
Home equity	57,245	61,328	(4,083)	(6.7)
Other consumer loans	861	879	(18)	(2.0)
Total consumer loans	58,106	62,207	(4,101)	(6.6)

Total loans	728,694	704,888	23,806	3.4

Net deferred loan cost	3,135	3,007	128	4.3
Allowance for loan losses	(4,211)	(3,997)	(214)	5.4

Net total loans	$727,618	$703,898	$23,720	3.4%

Non-Performing Assets

Non-performing assets totaled $6.4 million, or 0.61% of total assets, at September 30, 2013 compared to $6.7 million or 0.64% of total assets at December 31, 2012 and $5.7 million, or 0.53% of total assets, at September 30, 2012.  The decrease from December 31, 2012 was the result of lower balance non-performing loans replacing higher balance non-performing loans.  Non-performing assets consisted of 23 residential mortgages totaling $3.9 million, one real estate commercial mortgage totaling $466 thousand, one real estate construction mortgage totaling $84 thousand, two commercial loans totaling $525 thousand, seven consumer equity loans totaling $458 thousand and six real estate owned properties totaling $909 thousand.  Specific reserves recorded for these loans totaled $391 thousand at September 30, 2013 as compared to $465 thousand at December 31, 2012.  Real estate owned increased by one property while the total balance increased $3 thousand at September 30, 2013 to $909 thousand from $906 thousand at December 31, 2012.

The allowance for loan losses increased $214 thousand to $4.2 million, or 0.58% of total net loans, from $4.0 million at December 31, 2012, or 0.57% of total net loans. The increase in the allowance for loan losses resulted from net charge offs of $366 thousand offset by an addition to the allowance of $580 thousand.  Net charge-offs totaled $366 thousand in 2013 compared to $640 thousand for the same period in 2012.  The allowance increase was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions.  The loss factors used to calculate the allowance were unchanged in September 2013 from December 2012.  At September 30, 2013, the specific allowance on loans individually evaluated for impairment was $391 thousand and pooled allowance on the remainder of the loan portfolio was $3.8 million as compared to specific allowance on loans individually evaluated for impairment of $465 thousand and pooled allowance on the reminder of the loan portfolio of $3.5 million at December 31, 2012.

	Nine months Ended September 30,
	2013	2012
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,997	$3,762
Provision for loan losses	580	574

Recoveries	13	29
Charge-offs	(379)	(669)
Net (charge-offs) recoveries	(366)	(640)
Allowance at end of period	$4,211	$3,696
Allowance for loan losses as a percent of total loans	0.58%	0.53%
Allowance for loan losses as a percent of non-performing loans	77.33%	78.91%

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$3,914	$3,850
Real estate - commercial	466	1,275
Real estate - construction	84	84
Commercial	525	200
Consumer	457	342
Total nonaccrual loans	5,446	5,751
Real estate owned	909	906
Total non-performing assets	$6,355	$6,657
Total non-performing loans to total loans	0.75%	0.82%
Total non-performing loans to total assets	0.52%	0.55%
Total non-performing assets to total assets	0.61%	0.64%

Deposits

Deposits increased $2.3 million, or 0.3%, to $804.1 million at September 30, 2013 from $801.8 million at December 31, 2012.  Interest bearing demand deposits increased $21.5 million, non-interest bearing checking decreased $2.4 million, savings accounts increased by $3.6 million and certificates of deposit decreased by $20.4 million.  The Company continued its focus on attracting core deposits which totaled $606.9 million or 75.5% of total deposits.

The following table summarizes changes in deposits in the nine months ended September 30, 2013.

	September 30,	December 31,
	2013	2012	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$106,174	$108,612	$(2,438)	(2.2)%
Interest-bearing demand deposits	330,327	308,789	21,538	7.0
Savings accounts	170,446	166,861	3,585	2.1
Time deposits	197,103	217,503	(20,400)	(9.4)
Total	$804,050	$801,765	$2,285	0.3%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2013 from December 31, 2012.  On August 30, 2013, the Company partially redeemed $5.2 million principal amount of its 8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company.  The Company paid a redemption premium of $111,800.  As a result, other borrowings decreased $5.2 million to $10.3 million at September 30, 2013 from $15.5 million at December 31, 2012.

Stockholders’ Equity

Stockholders’ equity increased $1.4 million to $106.1 million at September 30, 2013, from $104.7 million at December 31, 2012, primarily as a result of $3.9 million of net income, $352 thousand increase in treasury stock and increases in contra benefit plans of $388 thousand offset by a decrease in other comprehensive income of $2.2 million and dividends paid of $1.2 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net income was $1.3 million for the three months ended September 30, 2013 as compared to $1.2 million for the three months ended September 30, 2012.  The increase of $132 thousand, or 11.1%, in 2013 from 2012 was due primarily to increases in net interest income and other income and a decrease in income taxes, which were offset by increases in provisions for loan losses and other expenses.

Net income was $3.9 million for the nine months ended September 30, 2013 as compared to $3.8 million for the nine months ended September 30, 2012.  The $20 thousand, or 0.5%, increase in 2013 from 2012 was due primarily to an increase in other income and a decrease in income taxes offset by a decrease in net interest income and increases in provisions for loan losses and other expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$1,324	$1,192	$3,863	$3,843
Basic earnings per share	$0.20	$0.18	$0.59	$0.57
Diluted earnings per share	$0.20	$0.18	$0.58	$0.57
Return on average assets (annualized)	0.50%	0.46%	0.49%	0.50%
Return on average equity (annualized)	5.00%	4.50%	4.84%	4.83%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$7,964	$8,470	$(506)	(6.0)%
Investment securities	719	605	114	18.8
Total interest income	8,683	9,075	(392)	(4.3)

INTEREST EXPENSE:
Deposits	737	1,056	(319)	(30.2)
Borrowings	1,365	1,511	(146)	(9.7)
Total interest expense	2,102	2,567	(465)	(18.1)
Net interest income	$6,581	$6,508	$73	1.1%

Interest income decreased by $392 thousand, or 4.3%, for the quarter ended September 30, 2013 compared to September 30, 2012.  The decrease resulted from a decrease in yield on earning assets of 57 basis points offset in part by an increase in interest-earning assets of $70.8 million.

Interest expense decreased by $465 thousand, or 18.1%, for the quarter ended September 30, 2013 over the same period last year due to decreases in the average rate paid on deposits and borrowings of 19 basis points and decreases in the average balance of interest-bearing deposits and borrowings of $25.3 million.

The interest rate spread and net interest margin of the Company were 3.04% and 3.08% respectively, for the three months ended September 30, 2013, compared to 3.42% and 3.32% for the same period in 2012.  The net decrease in the interest rate spread of 38 basis points and margin of 24 basis points resulted from a decrease in the rate earned on interest-earning assets of 57 basis points partially offset by a decrease in the average rate paid on interest-bearing liabilities of 19 basis points.  The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 45 basis points, a decrease in the average rate on investments of 60 basis points offset by an increase in the average balance of loans of $25.3 million and an increase in the average balance of investments of $45.5 million.  The decrease in cost of interest-bearing liabilities resulted from decreases in the average rate paid on interest-bearing deposits of 16 basis points, the average rate paid on borrowings of 40 basis points as well as decreases in the average balance of interest-bearing deposits of $23.5 million and the average balance of borrowings of $1.8 million.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$23,968	$26,202	$(2,234)	(8.6)%
Investment securities	2,144	1,898	246	13.0
Total interest income	26,112	28,100	(1,988)	(7.1)

INTEREST EXPENSE:
Deposits	2,353	3,377	(1,024)	(30.3)
Borrowings	4,169	4,532	(363)	(8.0)
Total interest expense	6,522	7,909	(1,387)	(17.5)
Net interest income	$19,590	$20,191	$(601)	(3.0)%

Interest income decreased by $2.0 million, or 7.1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease resulted from a decrease in yield on earning assets of 62 basis points offset in part by an increase in interest-earning assets of $53.7 million.

Interest expense decreased by $1,387 thousand, or 17.5%, for the nine months ended September 30, 2013 over the same period last year due a decrease in the average rate paid on deposits and borrowings of 23 basis points offset by an increase in the average balance of interest-bearing deposits and borrowings of $1.1 million.

The interest rate spread and net interest margin of the Company were 3.10% and 3.11% respectively, for the nine months ended September 30, 2013, compared to 3.49% and 3.42% for the same period in 2012.  The net decrease in the interest rate spread of 39 basis points and margin of 31 basis points resulted from a decrease in the rate earned on interest-earning assets of 62 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 23 basis points.  The net decrease in rate on interest- earnings assets resulted from a decrease in the average rate on loans of 44 basis points and a decrease in the average rate on investments of 99 basis points partially offset by an increase in the average balance of loans of $4.3 million and an increase in the average balance of investments of $49.4 million. The decrease in cost of interest-bearing liabilities resulted from decreases in the average rate paid on interest-bearing deposits of 20 basis points, the average rate paid on borrowings of 37 basis points as well as a decrease in the average balance of borrowings of $604 thousand offset by an increase in the average balance of interest-bearing deposits of $1.7 million.

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

Average Balance Tables
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$721,487	$7,964	4.42%	$696,198	$8,470	4.87%
Investment securities	133,628	719	2.15%	88,117	606	2.75%
Total interest-earning assets	855,115	8,683	4.06%	784,315	9,075	4.63%
Noninterest-earning assets	194,151			273,022
Total assets	$1,049,266			$1,057,337

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$328,774	127	0.16%	$348,205	237	0.27%
Savings accounts	172,381	87	0.20%	148,115	96	0.26%
Certificates of deposit	199,889	523	1.05%	228,206	723	1.27%
Total interest-bearing deposits	701,044	737	0.42%	724,526	1,056	0.58%

FHLB advances	110,000	1,067	3.88%	110,000	1,176	4.28%
Subordinated debt	13,671	298	8.72%	15,464	335	8.67%
Total borrowings	123,671	1,365	4.42%	125,464	1,511	4.82%
Total interest-bearing liabilities	824,715	2,102	1.02%	849,990	2,567	1.21%
Noninterest-bearing demand accounts	107,571			90,918
Other liabilities	11,084			11,406
Total liabilities	943,370			952,314

Stockholders’ equity	105,896			105,023
Total liabilities and stockholders’ equity	$1,049,266			$1,057,337

Net interest income		$6,581			$6,508
Interest rate spread			3.04%			3.42%
Net interest margin			3.08%			3.32%
Average interest-earning assets to average interest-bearing liabilities	103.69%			92.27%

Average Balance Tables
	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$712,500	$23,968	4.49%	$708,200	$26,202	4.93%
Investment securities	127,746	2,144	2.24%	78,330	1,898	3.23%
Total interest-earning assets	840,246	26,112	4.14%	786,530	28,100	4.76%
Noninterest-earning assets	212,785			243,827
Total assets	$1,053,031			$1,030,357

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$327,758	$384	0.16%	$328,360	$710	0.29%
Savings accounts	172,243	256	0.20%	139,864	310	0.30%
Certificates of deposit	206,208	1,713	1.11%	236,323	2,358	1.33%
Total interest-bearing deposits	706,209	2,353	0.44%	704,547	3,378	0.64%

FHLB advances	110,000	3,201	3.88%	110,000	3,526	4.27%
Subordinated debt	14,860	968	8.69%	15,464	1,006	8.67%
Total borrowings	124,860	4,169	4.45%	125,464	4,532	4.82%
Total interest-bearing liabilities	831,069	6,522	1.04%	830,011	7,909	1.27%
Noninterest-bearing demand accounts	104,263			83,367
Other	11,220			10,998
Total liabilities	946,552			924,376

Stockholders’ equity	106,479			105,981
Total liabilities and stockholders’ equity	$1,053,031			$1,030,357

Net interest income		$19,590			$20,191
Interest rate spread			3.10%			3.49%
Net interest margin			3.11%			3.42%
Average interest-earning assets to average interest-bearing liabilities	101.10%			94.76%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio.  The provision for loan losses was $186 thousand and $580 thousand in the three and nine months ended September 30, 2013 compared to $148 thousand and $574 thousand in the three and nine months ended September 30, 2012.   The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2013 and 2012 and the changes between the periods.

	Three Months Ended September 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$520	$440	18.2%
Cash surrender value of life insurance	169	160	5.6
Other	439	429	2.3
Total other income	$1,128	$1,029	9.6%

Other income increased $99 thousand, or 9.6%, to $1.1 million for the three-month period ended September 30, 2013 from the same period in 2012.   The increase in service charges income of $80 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $9 thousand resulted from an increase in the balance in the policies. Other income increased $10 thousand primarily from increased debit card commissions received and other income.

The following table summarizes other income for the nine months ended September 30, 2013 and 2012 and the changes between the periods.

	Nine Months Ended September 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,580	$1,274	24.02%
Cash surrender value of life insurance	501	458	9.4
Other	1,273	1,168	9.0
Total other income	$3,354	$2,900	15.7%

Other income increased $454 thousand, or 15.7%, to $3.4 million for the nine-month period ended September 30, 2013 from the same period in 2012.   The increase in service charges income of $306 thousand resulted from higher service charges collected on deposit accounts. The increase in cash surrender value of life insurance income of $43 thousand resulted from an increase in the balance in the policies. Other income increased $105 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2013 and 2012 and the changes between periods.

	Three Months Ended September 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,084	$3,090	(0.2)%
Occupancy and equipment	1,287	1,265	1.7
Federal insurance premiums	140	122	14.8
Advertising	86	121	(28.9)
Professional services	334	307	8.8
Real estate owned expense	20	30	(33.3)
Other operating expense	552	512	7.8
Total other expense	$5,503	$5,447	1.0%
N/M – not measurable

Other expenses increased $56 thousand, or 1.0%, to $5.5 million for the three-month period ended September 30, 2013 from the same period in 2012. Results for the third quarter of 2013 include a one-time expense of $112 thousand for the premium paid for the early redemption of $5.2 million of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities. Apart from this one-time expense, decreases in salaries and benefits, marketing, REO and other expenses of $95 thousand were partially offset by increases in occupancy and equipment and FDIC insurance expenses of $39 thousand for the third quarter of 2013 compared to 2012.

The following table summarizes other expense for the nine months ended September 30, 2013 and 2012 and the changes between the periods.

	Nine Months Ended September 30,
	2013	2012	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$9,384	$9,270	1.2%
Occupancy and equipment	3,812	3,760	1.4
Federal insurance premiums	405	379	6.9
Advertising	306	369	(17.1)
Professional services	1,005	834	20.5
Real estate owned expense	55	33	66.7
Other operating expense	1,455	1,595	(8.8)
Total other expense	$16,422	$16,240	1.1%
N/M – not measurable

Other expenses increased $183 thousand, or 1.1%, to $16.4 million for the nine-month period ended September 30, 2013 from the same period in 2012. Results for the nine months of 2013 include a one-time expense of $112 thousand for the premium paid for the early redemption of $5.2 million of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities. Apart from this one-time expense, increases in salaries and benefits, occupancy and equipment, FDIC insurance and REO expenses of $213 thousand were partially offset by decreases in marketing and other expenses of $143 thousand.

Income Taxes

Income taxes decreased $54 thousand to $696 thousand for an effective tax rate of 34.5% for the three months ended September 30, 2013, compared to $750 thousand for an effective tax rate of 38.6% from the same period in 2012. The decrease in the effective rate was based upon a reduction in state income tax expense as a result of the Company forming a new subsidiary OCHB Preferred Corp., a New Jersey corporation, with the intent for it to qualify as a mortgage Real Estate Investment Trust (“REIT”). Simultaneously the Company also established OCHB Investment Co., a Delaware corporation. Ocean City Home Bank contributed a portfolio of approximately $178 million in qualifying loans to the REIT and acquired equity interest in the investment company. In connection with the transaction, the Bank will act as a servicer for the REIT and the manager for the investment company.  The purpose of the transaction is to exercise a tax planning strategy to reduce state tax liability on qualifying assets. The structure gives rise to an uncertain tax position, however no reserve is currently required.

Income taxes decreased $355 thousand to $2.1 million for an effective tax rate of 35.0% for the nine months ended September 30, 2013, compared to $2.4 million for an effective tax rate of 38.8% from the same period in 2012. The decrease in the effective rate was based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $125.5 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $12.9 million. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $268.5 million from the Federal Home Loan Bank of New York.

At September 30, 2013, we had $81.5 million in loan commitments outstanding, which included $33.8 million in undisbursed loans, $30.2 million in unused home equity lines of credit and $17.5 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2013 totaled $135.0 million, or 68.5% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2013, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $99.4 million, or 9.64% of total adjusted assets, which is above the required level of $41.3 million or 4.0%; Tier 1 risk-based capital of $99.4 million, or 19.3% of total adjusted assets which is above the required level of $20.6 million or 4.0%; and total risk-based capital of $103.3 million, or 20.01% of risk-weighted assets, which is above the required level of $41.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At September 30, 2013 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	10.39%	12.94%
100 basis point decrease in rates	(2.61)	(4.43)
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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at September 30, 2013 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$95,721	$(40,168)	(29.56)%	9.92%	(297)bp
200	109,541	(26,348)	(19.39)	11.01	(189)
100	122,247	(13,642)	(10.04)	11.92	(97)
50	128,287	(7,602)	(5.59)	12.34	(56)
0	135,889	—	—	12.89	—
(50)	139,102	3,213	2.36	13.05	16
(100)	141,683	5,794	4.26	13.19	29

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

For the three and nine months ended September 30, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 July 1, 2013 through July 31, 2013	-	-	-	-

Month #2 August 1, 2013 through August 31, 2013	5,794	$14.88	-	-

Month #3 September 1, 2013 through September 30, 2013	-	-	-	-

Total	5,794	$14.88	-	-
_______________
(1)
On August 18, 2013, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock to pay taxes due on vested restricted stock. The repurchase is not part of a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.0
The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 8, 2013	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 8, 2013	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

