Form 10-K
period 2013-12-31
Ocean Shore Holding Co.
filed 2014-03-17
CIK 1444397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was $84.7 million, based on a closing price of $13.82.

The number of shares outstanding of the registrant’s common stock as of March 1, 2014 was 6,786,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer.  The national economic downturn that began in 2007 has negatively impacted the gaming industry resulting in both a reduction in employment and revenue.  The Atlantic Club casino recently closed.  However, the closing was soon followed by an announcement that the property will re-open in the future as a hotel. Mohegan Sun recently took over control of the struggling Resorts Casino.  The change in ownership of the Resorts Casino, coupled with the recent conversion of the property to a Jimmy Buffet-themed Margaritaville complex, should provide a boost for the aging property. Other ventures include the construction of the Bass Pro Shop and a $134 million convention center at Harrah’s Resort Atlantic City.  The Richard Stockton College of New Jersey recently announced its takeover of the FAA Next Gen Research Park. The park, originally announced eight years ago, has had difficulty finding stable development in the region. Under Stockton College, the renamed The Stockton Aviation and Research Park, looks to become one of six unmanned aircraft system testing sites across the country.  While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry.  Although we have not experienced a significant impact from the downturn in the gaming industry, evidence of the general economic downturn is reflected in the increased level of classified assets, nonperforming loans and charge-offs in our loan portfolio.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wells Fargo & Company, and TD Bank.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2013, we had a deposit market share of 12.25% in Atlantic County, which represented the 4th largest deposit market share, respectively, out of 16 banks with offices in the county.  In Cape May County, at that same date we had a deposit market share of 9.45%, which represented the 6th largest market share out of 14 banks with offices in the county.

We expect competition to remain intense in the future as a result of continuing legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area.  We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years.  Interest rates and payments on our adjustable-rate mortgage loans generally adjust periodically after an initial fixed period that ranges from one to 10 years.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers will prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding balances.

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties.  At December 31, 2013, 39.7% of our one- to four-family mortgage loans were secured by second homes and 14.2% were secured by rental properties.  If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income.  If the property is a rental property, we focus on the anticipated income from the property.  Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences.  Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyer’s program.  We offer fixed-rate residential mortgage loans through the program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

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

We originate fixed-rate and adjustable-rate commercial real estate loans for terms up to 25 years.  Interest rates and payments on adjustable-rate loans typically adjust every five years after a five-year initial fixed period to a rate typically 2 ½ to 3 1/2% above the five-year constant maturity Treasury index.  In some instances, there is an adjustment period or a lifetime interest rate cap.  Loans are secured by mortgage liens and amounts generally do not exceed 80% of the property’s appraised value.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the nature and financial strength of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental surveys are generally required for commercial real estate loans of $500,000 or more.

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

Consumer Loans.  At December 31, 2013, nearly all of our consumer loans were home equity loans or lines of credit.  The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  In 2009 we introduced a rate floor of 4½% on new and renewed lines of credit.  Home equity loans are fixed-rate loans.  We offer home equity loans with a maximum combined loan-to-value ratio at underwriting of 80% and lines of credit with a maximum loan-to-value ratio of 80%.  A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

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

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  We have a good working relationship with many realtors in our market area and employ three account executives solely for the purpose of soliciting loans.  Our Web site accepts on-line applications and branch personnel are trained to take applications.  We also employ five commercial loan officers.

We generally originate loans for our portfolio but from time to time will sell residential mortgage loans in the secondary market.  Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.  We sold no loans in the years ended December 31, 2013, 2012 and 2011.   At December 31, 2013, we had no loans held for sale.

During 2013, we did not purchase any loans.  At December 31, 2013, purchased loans totaled $6.1 million.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2013, our regulatory limit on loans to one borrower was $15.1 million.  At that date, our largest lending relationship was $4.1 million, which consisted of one residential mortgage loan, which was performing according to its original repayment terms at December 31, 2013.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Commitments, excluding lines and letters of credit, as of December 31, 2013 totaled $26.6 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds.  We also are required to maintain an investment in Federal Home Loan Bank of New York stock.  While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2013.

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

At December 31, 2013, 64% of our investment portfolio consisted of mortgage-backed securities issued primarily by government sponsored enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae.  None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history).   All mortgage-backed securities owned by us as of December 31, 2013 possessed the highest possible investment credit rating at that date.  The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities.

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of New Jersey.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology.  At December 31, 2013, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations.  The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs.  At December 31, 2013, commercial deposits totaled $159.5 million, or 20.4% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area.  At December 31, 2013, we had $164.2 million in deposits from 9 municipalities and 15 school boards, all in the form of checking accounts.  We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance.  Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

Personnel

As of December 31, 2013 we had 152 full-time employees and 36 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s subsidiaries are Ocean City Home Bank, OCHB Preferred Corp., a New Jersey corporation, which qualifies as a mortgage Real Estate Investment Trust and OCHB Investment Co., a Delaware corporation.

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

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his or her current position for at least the last five years.  Ages presented are as of December 31, 2013.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991.  Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004.  Age 58.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001.  She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004.  Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank.  Age 53.

Janet Bossi has been the Executive Vice President of Loan Administration of Ocean City Home Bank since December 2012.  Prior to becoming an executive vice president, Ms. Bossi was a senior vice president of Ocean City Home Bank.  Age 47.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999.  Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank.  Age 63.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001.  Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004.  Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank.  Age 59.

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

Capital Requirements

The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Ocean City Home Bank met each of its capital requirements.

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations.  The Dodd-Frank Act made noncompliance with the qualified thrift lender test a violation of law that could result in an enforcement action. As of December 31, 2013, Ocean City Home Bank maintained 81.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System.  Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2013 of $6.3 million.

Federal Reserve Board System.  The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2013: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, will require a 3% ratio for up to $89.0 million and an exemption of $13.3 million. Ocean City Home Bank complies with the foregoing requirements.

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

The Federal Reserve Board (“FRB”) is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

At December 31, 2013, $545.8 million, or 73.2%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $57.4 million, or 7.7%, of our loan portfolio consisted of home equity loans.  Declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.  Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties.  At December 31, 2013, 39.7% of our one- to four-family mortgage loans were secured by second homes and 14.2% were secured by rental properties.  These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2013, $116.8 million, or 15.7%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans.  We reserve for loan losses by establishing an allowance through a charge to earnings.  The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio.  The process for determining the amount of the allowance is critical to our financial results and condition.  It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans.  We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved.  We might increase the allowance because of changing economic conditions.  For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase.  There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance.  In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios.  In addition, our determination as to the amount of our allowance for loan losses is subject to review by Ocean City Home’s primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination.  Our allowance for loan losses amounted to 0.56% of total loans outstanding and 82.8% of nonperforming loans at December 31, 2013.  Our allowance for loan losses at December 31, 2013, may not be sufficient to cover future loan losses.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year.  Each investment that has a fair value less than book value is reviewed on a quarterly basis.  An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary.  As of December 31, 2013, our investment portfolio included nine corporate debt securities with a book value of $11.6 million and an estimated fair value of $10.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities.  At December 31, 2013, we had an investment of $6.3 million in capital stock of the Federal Home Loan Bank of New York.  If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.  Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2013 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2013, which is the most recent date for which information is available, we held 10.40% of the deposits in Atlantic County, New Jersey, which represented the 4th largest share of deposits, respectively, out of 16 financial institutions with offices in the county.  As of June 30, 2013, we held 9.45% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 14 financial institutions with offices in the county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 has created a significant shift in the way financial institutions operate.  The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Ocean City Home Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies, including Ocean City Home, to the Board of Governors of the Federal Reserve System.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

As required by the Dodd-Frank Act, the federal banking regulators have adopted new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Ocean City Home Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

                None.

ITEM 2.                PROPERTIES

                We currently conduct business through our twelve full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Absecon, Northfield, Margate City, Mays Landing, Galloway, Hammonton and Egg Harbor City, New Jersey.  We own all of our offices, except for those in Absecon, Northfield and Hammonton.  The lease for our Absecon office expires in 2014 and has an option for an additional five years.  The lease for our Northfield office expires in 2021 and has an option for an additional one year.  The lease for our Hammonton office expires in 2021 and has an option for an additional one year.  The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $13.1 million at December 31, 2013.

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

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.”  The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2013 and 2012.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 2 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2013:
Fourth Quarter	$14.64	$13.01	$0.06
Third Quarter	15.00	13.74	0.06
Second Quarter	15.05	13.10	0.06
First Quarter	15.99	14.00	0.06

Year Ended December 31, 2012:
Fourth Quarter	$14.97	$12.94	$0.06
Third Quarter	13.63	12.10	0.06
Second Quarter	12.75	11.45	0.06
First Quarter	11.75	10.05	0.06

As of March 1, 2014, there were approximately 687 holders of record of the Company’s common stock.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Ocean Shore Holding Co.	100.00	117.23	153.43	140.31	206.44	193.67
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Thrift Index	100.00	93.26	97.45	81.97	99.70	127.95

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2013

		(b)		(d)
	(a)	Average		Maximum Number (or
	Total number	Price	(c)	Appropriate Dollar Value)
	of Shares (or	Paid per	Total Number of Shares (or units)	of Shares (or units) that May
	Units)	Share	Purchased as Part of Publicly	Yet Be Purchased Under the
Period	Purchased	(or Unit)	Announced Plans or Programs(1)	Plans or Programs

Month #1 October 1, 2013 through October 31, 2013	–		–	–

Month #2 November 1, 2013 through November 30, 2013	13,000	$14.21	13,000	197,000

Month #3 December 1, 2013 through December 31, 2013	50,000	$13.89	50,000	147,000

Total	63,000	$13.96	63,000	147,000
_______________
(1)	On November 20, 2013, the Company’s Board of Directors approved the repurchase of up to 210,000 shares of the Company’s common stock.

ITEM 6.                SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,020,048	$1,045,488	$994,730	$839,857	$770,145
Investment securities	128,701	116,774	52,732	23,721	29,427
Loans receivable, net	744,802	703,898	727,626	660,340	663,663
Deposits	780,647	801,765	752,455	603,334	537,422
Borrowings	120,309	125,464	125,464	125,464	125,464
Total equity	106,223	104,728	104,680	100,554	97,335

Operating Data:
Interest and dividend income	$34,972	$36,851	$38,087	$37,716	$37,225
Interest expense	8,512	10,217	12,186	13,829	15,038
Net interest income	26,460	26,634	25,901	23,887	22,187
Provision for loan losses	757	893	473	892	1,251
Net interest income after provision for loan losses	25,703	25,741	25,428	22,995	20,936
Other income	4,463	4,003	3,538	3,403	3,101
Impairment charge on AFS securities	—	—	—	—	(1,077)
Other expenses	21,972	21,563	20,376	17,523	16,134
Income before taxes	8,194	8,181	8,590	8,875	6,826
Provision for income taxes	2,845	3,180	3,532	3,431	2,615
Net income	$5,349	$5,001	$5,058	$5,444	$4,211

Per Share Data*:
Earnings per share, basic	$0.82	$0.75	$0.75	$0.80	$0.60
Earnings per share, diluted	$0.81	$0.74	$0.74	$0.80	$0.59
Dividends per share	$0.24	$0.24	$0.24	$0.24	$0.23
Dividend payout ratio	31.2%	34.5%	34.6%	32.2%	16.9%
Weighted average shares – basic	6,520,951	6,652,537	6,748,334	6,798,317	7,064,161
Weighted average shares – diluted	6,607,109	6,715,404	6,831,989	6,798,317	7,112,526

* Earnings per share, dividends per share and average common shares have been adjusted where appropriate to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 18, 2009.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios:

Return on average assets	0.51%	0.48%	0.54%	0.66%	0.58%
Return on average equity	5.02	4.73	4.90	5.45	6.20
Interest rate spread (1)	3.10	3.43	3.54	3.30	3.05
Net interest margin (2)	3.12	3.37	3.51	3.43	3.32
Noninterest expense to average assets	2.09	2.08	2.18	2.13	2.15
Efficiency ratio (3)	71.05	70.38	69.21	64.21	63.70
Average interest-earning assets to average interest-bearing liabilities	102.41	95.18	98.17	106.68	112.40
Average equity to average assets	10.16	10.20	11.03	12.17	9.39

Capital Ratios (4):
Tangible capital	9.96	9.62	9.72	10.39	10.87
Core capital	9.96	9.62	9.72	10.39	10.87
Total risk-based capital	19.77	20.63	19.40	20.21	19.22

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.56	0.57	0.52	0.60	0.52
Allowance for loan losses as a percent of nonperforming loans	82.8	69.5	58.0	76.7	188.4
Non-performing loans as a percent of total loans	0.68	0.82	0.89	0.79	0.28
Non-performing assets as a percent of total assets	0.55	0.64	0.66	0.63	0.25

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Balance Sheet Analysis

General.  Total assets decreased $25.4 million, or 2.4%, to $1,020.0 million at December 31, 2013 from $1,045.5 million at December 31, 2012.  Total loans, net, increased $40.9 million, or 5.8%, to $744.8 million at December 31, 2013 from $703.9 million at December 31, 2012 as a result of loan originations and other advances totaling $186.7 million offset by payoffs and payments received of $145.9 million.  Investment and mortgage-backed securities increased $11.9 million, or 10.2%, to $128.7 million at December 31, 2013 from $116.8 million at December 31, 2012.  Cash and cash equivalents decreased $75.8 million, or 46.4%, to $87.6 million at December 31, 2013 from $163.4 million at December 31, 2012.  The increase in investments and mortgage-backed securities resulted from purchases of investments offset by normal repayments, calls and payoffs.  Cash and cash equivalents decreased as the Company used its excess liquidity to fund increases in loans and investments and decreases in deposits and borrowings.

Deposits decreased $21.1 million, or 2.6%, to $780.6 million at December 31, 2013 from $801.8 million at December 31, 2012.  The Company continued its focus on core deposits, which increased $6.0 million, or 1.0%, to $590.2 million.  Certificates of deposit decreased $27.1 million, or 12.5%, to $190.4 million at December 31, 2013 compared to December 31, 2012.  Total borrowings decreased $5.2 million, or 4.1%, to $120.3 million at December 31, 2013 from $125.5 million at December 31, 2012.  The decrease resulted from the redemption of trust preferred securities while FHLB advances remained unchanged at $110.0 million.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  Total loans, net, represented 73.0% of total assets at December 31, 2013, compared to 67.3% of total assets at December 31, 2012.

Loans receivable, net, increased $40.9 million, or 5.8%, in 2013 to $744.8 million at December 31, 2013.  Loan originations in 2013 totaled $186.7 million, which was an increase of $17.4 million over 2012.   The origination activity was offset by payoffs and payments received of $145.9 million, which was a decrease of $47.0 million over 2012.  The increase in loan originations was primarily attributable to increased residential construction loan originations in 2013 of $15.5 million.  The decrease in payoff and payment activity in 2013 resulted from lower refinance activity due to higher interest rates on loans in 2013 compared to 2012.  Notwithstanding the decrease in refinance activity, originations of real estate mortgage loans declined less than 1% in 2013, reflecting strong purchase activity.  One- to four-family residential loans increased $23.6 million, or 4.5%, to $545.8 million representing 73.2% of total loans.  One- to four-family residential loan originations accounted for $98.9 million, or 52.9%, of total loan originations.  Commercial real estate mortgages increased $10.8 million, or 13.5%, to $90.9 million representing 12.2% of total loans.  Commercial real estate loan originations totaled $18.1 million, or 9.7%, of total loan originations.   Construction loans increased $10.1 million, or 57.8%, to $27.6 million representing 3.7% of total loans.  Construction loan originations totaled $35.6 million, or 19.1%, of total loan originations.  Commercial loans increased $513 thousand, or 2.2%, to $23.4 million representing 3.1% of total loans.  Commercial loan originations totaled $17.0 million, or 9.1%, of total originations.  Consumer loans, almost all of which are home equity loans, decreased $4.2 million, or 6.8%, to $58.0 million representing 7.8% of total loans.  Consumer loan originations totaled $17.2 million, or 9.2%, of total loan originations.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate - mortgage:
One- to four-family residential	$545,812	73.2%	$522,206	74.1%	$547,906	75.2%	$514,853	77.8%	$521,361	78.6%
Commercial and multi-family	90,855	12.2	80,013	11.3	77,073	10.6	55,238	8.4	49,802	7.5
Total real estate - mortgage loans	636,667	85.4	602,219	85.4	624,979	85.8	570,091	86.2	571,163	86.1

Real estate - construction:
Residential	25,113	3.4	12,709	1.8	8,057	1.1	7,785	1.2	5,606	0.8
Commercial	2,510	0.3	4,821	0.7	3,791	0.5	3,724	0.6	2,937	0.4
Total real estate - construction loans	27,623	3.7	17,530	2.5	11,848	1.6	11,509	1.8	8,543	1.2

Commercial	23,445	3.1	22,932	3.3	23,937	3.3	21,963	3.3	22,893	3.4
Consumer:
Home equity	57,367	7.7	61,328	8.7	66,788	9.2	57,119	8.6	60,730	9.2
Other	628	0.1	879	0.1	810	0.1	776	0.1	795	0.1
Total consumer loans	57,995	7.8	62,207	8.8	67,598	9.3	57,895	8.7	61,525	9.3

Total loans	745,730	100.0%	704,888	100.0%	728,362	100.0%	661,458	100.0%	664,124	100.0%

Net deferred loan costs (fees)	3,271		3,007		3,026		2,870		3,015
Allowance for loan losses	(4,199)		(3,997)		(3,762)		(3,988)		(3,476)

Loans, net	$744,802		$703,898		$727,626		$660,340		$663,663

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments coming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

	Real Estate-	Real Estate-
	Mortgage	Construction	Commercial	Consumer	Total
(In thousands)	Loans	Loans	Loans	Loans	Loans
Amounts due in:
One year or less	$1,181	$27,624	$8,057	$806	$37,668
More than one to five years	12,149	–	6,187	3,820	22,156
More than five years	623,337	–	9,201	53,368	685,906
Total	$636,667	$27,624	$23,445	$57,994	$745,730
Interest rate terms on amounts due after one year:
Fixed-rate loans	$488,175	$–	$9,190	$26,996	$524,361
Adjustable-rate loans	147,310	–	6,198	30,192	183,700
Total	$635,485	$–	$15,388	$57,188	$708,061

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2013	2012	2011	2010	2009

Total loans, net, at beginning of period	$703,898	$727,626	$660,340	$663,663	$594,452
Loans originated:
Real estate-mortgage	116,947	117,816	88,369	87,052	119,446
Real estate-construction	35,604	21,737	17,873	18,033	14,407
Commercial	17,045	14,474	15,517	13,995	14,411
Consumer	17,150	14,911	12,847	16,854	23,237
Total loans originated	186,746	168,938	134,606	135,934	171,501
Loans purchased	—	342	554	1,174	38
Loans acquired through acquisition of Select Bank	—	—	81,608	—	—
Deduct:
Real estate loan principal repayments	106,621	155,087	109,380	104,365	69,164
Loan sales	—	—	—	—	—
Other repayments	37,637	36,351	39,593	35,410	31,175
Total loan repayments	144,258	191,438	148,973	139,775	100,339
Transfer to real estate owned	1,165	1,049	191	—	925
Loans charged -off	568	378	700	—	461
Increase (decrease) due to deferred loan fees and allowance for loan losses	149	(143)	382	(656)	(603)
Net (decrease) increase in loan portfolio	40,904	(23,728)	67,286	(3,323)	69,211
Total loans, net, at end of period	$744,802	$703,898	$727,626	$660,340	$663,663

Securities.  At December 31, 2013 our securities portfolio represented 12.6% of total assets, compared to 11.2% at December 31, 2012.  Investment securities increased $11.9 million to $128.7 million at December 31, 2013 from $116.8 million at December 31, 2012 primarily as the result of increases $25.5 million in GNMA and FNMA mortgage backed securities partially offset by decreases of $6.8 million in municipal securities and $7.2 million in U.S. agency securities.  During 2013, we invested a portion of the excess liquidity generated in prior years through our deposit generation activities and loan repayments into investment securities.  The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:
U.S. Government and agencies	$35,035	$32,903	$40,068	$40,091	$25,660	$25,685
Agency mortgage-backed	83,187	81,659	54,420	55,636	13,447	14,128
Corporate debt	11,551	10,797	11,487	10,466	7,700	6,110
Municipal	—	—	—	—	830	832
Total debt securities	129,773	125,359	105,975	106,193	47,637	46,755
Equity securities	3	30	3	13	3	13
Total securities available for sale	129,776	125,389	105,978	106,206	47,640	46,768

Securities held to maturity:
Agency mortgage-backed	984	1,074	1,425	1,559	1,944	2,128
Municipal	2,328	2,328	9,143	9,143	4,020	4,020
Total securities held to maturity	3,312	3,402	10,568	10,702	5,964	6,148
Total	$133,088	$128,791	$116,546	$116,908	$53,604	$52,916

At December 31, 2013, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2013.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2013, mortgage-backed securities with adjustable rates totaled $2.4 million.  Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
At December 31, 2013 (Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Securities available for sale:
U. S. Government and agency	$–		$35	1.11%	$15,000	0.75%	$20,000	1.49%	$35,035	1.32%
Mortgage-backed	100	4.38%	31	6.43%	19,553	1.85%	63,503	1.94%	83,187	1.93%
Corporate debt	1,000	3.59%	5,845	1.84%	–		4,706	5.20%	11,551	3.36%
Total securities available for sale	$1,100	3.45%	$5,911	1.86%	$34,553	1.52%	$88,209	2.01%	$129,773	1.89%

Securities held to maturity:
Mortgage-backed	$–		$–		$23	5.95%	$961	5.44%	$984	5.45%
Municipal	2,328	0.95%	–		–		–		2,328	0.95%
Total held to maturity debt securities	$2,328	0.95%	$–		$23	5.95%	$961	5.44%	$3,312	2.29%
Total	$3,428	1.82%	$5,911	1.86%	$34,576	1.52%	$89,170	2.05%	$133,085	1.90%

Deposits.  Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area.  We also actively solicit deposits from municipalities in our market area.  Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance.  At December 31, 2013 and 2012, there were approximately $164.2 million and $157.6 million of such deposits.

Our deposit base is comprised of demand deposits, savings accounts and time deposits.  Deposits decreased $21.1 million, or 2.6%, to $780.6 million in 2013.  The Company continued its focus on core deposits, which increased $6.0 million, or 1.0%, to $590.2 million. The change in deposits consisted of increases in demand deposits of $2.2 million and savings accounts of $3.8 million offset by decreases in time deposits of $27.1 million.   The decrease in time deposits resulted from the current low interest rate environment.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits.  Due to our marketing and sales efforts, we have been able to attract core deposits of 75.6% of total deposits at December 31, 2013, compared to 72.9% in 2012.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$96,750	12.4%	$108,612	13.6%	$75,551	10.0%
Interest-bearing demand deposits	322,857	41.3	308,789	38.5	302,721	40.3
Savings accounts	170,661	21.9	166,861	20.8	130,324	17.3
Time deposits	190,379	24.4	217,503	27.1	243,859	32.4

Total	$780,647	100.0%	$801,765	100.0%	$752,455	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

Certificates
At December 31, 2013 (In thousands)	of Deposit
Maturity Period
Three months or less	$14,828
Over three through six months	11,902
Over six through twelve months	19,547
Over twelve months	22,513
Total	$68,790

Borrowings.  We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Maximum amount outstanding at any month end during the period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	13,713	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	3.88%	4.24%	4.23%
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	10,309	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	3.80%	4.00%	4.23%
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances were unchanged at $110 million at December 31, 2013 from December 31, 2012.  These advances mature starting in 2014 through 2023.

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

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Table 9: Overview of 2013, 2012 and 2011

				% Change	% Change
(Dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Net income	$5,349	$5,001	$5,058	7.0%	(1.1)%
Return on average assets	0.51%	0.48%	0.54%	6.2	(11.1)
Return on average equity	5.02%	4.73%	4.90%	6.1	(3.5)
Average equity to average assets	10.16%	10.20%	11.03%	(0.4)	(7.5)

2013 vs. 2012.  Net income increased $348 thousand, or 7.0%, in 2013 to $5.3 million.  The increase was due to an increase in other income of $460 thousand and decreases in the provision for loan losses of $136 thousand and taxes of $335 thousand offset by a decrease in net interest income of $174 thousand and an increase in other expenses of $409 thousand.

2012 vs. 2011.  Net income decreased $57 thousand, or 1.1%, in 2012 to $5.0 million.  The decrease was due to increases in the provision for loan losses of $420 thousand and other expenses of $1.2 million offset by increases in net interest income of $732 thousand and other income of $465 thousand and a decrease in taxes of $351 thousand.

Net Interest Income.

2013 vs. 2012.  Net interest income decreased $174 thousand, or 0.7%, to $26.5 million for 2013 from $26.6 million in 2012.  Net interest margin decreased 25 basis points to 3.12% for 2013 from 3.37% in 2012.  The decrease in net interest income for 2013 resulted from a decrease of 54 basis points in the average yield on interest earning assets to 4.12% offset by a decrease in the average cost of interest-bearing liabilities of 20 basis points to 1.03%.  The lower yield on interest-earning assets was primarily attributable to lower yields on new loans and investments offset by an increase in the balance of interest-earning assets and decreases in the cost and balance of interest-bearing liabilities.

Total interest and dividend income decreased $1.9 million, or 5.1%, to $35.0 million for 2013, as a decrease in the yield on earning assets was partially offset by an increase in the average balance of loans and investments.  Interest income on loans decreased $2.2 million as the decrease in the average yield of 40 basis points to 4.47% was partially offset by an increase in the average balance of the portfolio of $13.9 million, or 2.0%.  The decrease in the average yield was the primarily the result of lower rates on new loans originated and payoffs or refinances of higher yielding loans.  Increased balances offset by a lower yield in the investment portfolio accounted for the 12.2% increase in interest income on investment securities in 2013.  The average balance of the investment portfolio increased $43.3 million, or 50.5%, in 2013, while the average yield decreased 76 basis points to 2.23%.

Total interest expense decreased $1.7 million, or 16.7%, to $8.5 million for 2013 as compared to 2012 as the result of decreases in the cost and balance of interest-bearing liabilities.  The average balance of interest-bearing deposits decreased $1.0 million, or 0.1%, in 2013 due to decreases of $29.5 million in the average balance of certificates of deposit offset by increases in the average balances of interest-bearing checking of $3.1million and savings accounts of $25.4 million, as customers shifted deposits from CD’s to savings accounts.  The average balance of subordinated debt decreased $1.8 million due to a one-third partial redemption during the year in the outstanding balance.  The average interest rate paid on deposits decreased 17 basis points as a result of the prevailing lower interest rate environment during 2013.  Interest paid on borrowings decreased $541 thousand, or 9.0%, in 2013.  The average rate paid on borrowings decreased 37 basis points.

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

Table 10: Net Interest Income – Changes Due to Rate and Volume

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$695	$(2,887)	$(2,192)	$617	$(2,228)	$(1,611)
Investment securities	330	(17)	313	646	(271)	375
Total interest-earning assets	1,025	(2,904)	(1,879)	1,263	(2,499)	(1,236)

Interest expense:
Deposits	(6)	(1,158)	(1,164)	905	(2,820)	(1,915)
FHLB advances	—	(392)	(392)	—	(54)	(54)
Subordinated debt	(149)	—	(149)	—	—	—
Total interest-bearing liabilities	(155)	(1,550)	(1,705)	905	(2,874)	(1,969)
Net change in interest income	$1,180	$(1,354)	$(174)	$358	$375	$733

Provision for Loan Losses.

2013 vs. 2012.  Provision for loan losses decreased $136 thousand to $757 thousand in 2013 as compared to $893 thousand in 2012.  The decrease in the provision over the prior year resulted from lower reserves required on lower nonperforming and classified loans in 2013 compared to 2012 resulting from improved credit quality of the overall portfolio, lower loan delinquencies, lower net charge offs and improved valuation of collateral.  Loan loss provisions in 2013 were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of classified and non-performing loans, the level of charge-offs and the current economic conditions.

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

Other Income.  The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

				% Change	% Change
(Dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Service charges	$2,098	$1,792	$1,648	17.1%	8.8%
Cash surrender value of life insurance	665	633	522	5.1	21.3
Gain (loss) on sale of AFS securities	3	65	10	(95.4)	550.0
Other	1,697	1,513	1,358	12.2	11.3
Total	$4,463	$4,003	$3,538	11.5%	13.1%

2013 vs. 2012.  Total other income increased $460 thousand, or 11.5%, to $4.5 million in 2013 compared to the same period in 2012 due primarily to increases of $306 thousand in fees collected on deposit and loan accounts, $32 thousand in cash surrender value of life insurance and $171 thousand in visa debit card commissions, offset by lower gains on sale of AFS securities of $62 thousand.

2012 vs. 2011.  Total other income increased $465 thousand, or 13.1%, in 2012 from 2011 due primarily to increases of $155 thousand in fees collected on debit card commissions, $144 thousand in service charges collected on deposit accounts and $111 thousand in income on the cash surrender value of bank-owned life insurance.

Other Expense.  The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

				% Change	% Change
(Dollars in thousands)	2013	2012	2011	2013/2012	2012/2011

Salaries and employee benefits	$12,436	$12,330	$11,201	0.9%	10.1%
Occupancy and equipment	5,100	5,027	4,620	1.5	8.8
FDIC deposit insurance	541	506	717	6.9	(29.4)
Advertising	412	488	497	(15.6)	(1.8)
Professional services	1,318	1,118	1,298	17.9	(13.9)
Supplies	267	282	267	(5.3)	5.6
Telephone	130	134	123	(3.0)	8.9
Postage	183	209	190	(12.4)	10.0
Charitable contributions	147	151	146	(2.6)	3.4
Insurance	184	176	161	4.5	9.3
Real estate owned expenses	270	51	1	429.4	N/M
All other	984	1,091	1,155	(9.8)	(5.5)
Total	$21,972	$21,563	$20,376	1.9%	5.8%
 N/M – not measurable

2013 vs. 2012.  Total other expenses increased $409 thousand, or 1.9%, to $22.0 million for 2013 compared to $21.6 million for 2012.  The increase in other expenses for 2013 resulted from increases in REO expenses of $219 thousand, salary and benefits of $106 thousand, occupancy and equipment of $73 thousand, FDIC insurance of $35 thousand, professional services of $200 thousand and insurance of $8 thousand offset by decreases in advertising expenses of $76 thousand, supplies of $15 thousand, telephone of $4 thousand, postage of $26 thousand, charitable contributions of $4 thousand and all other expenses of $107 thousand.  The higher than normal increase in REO expenses resulted from properties sold or reevaluated at lower prices than the original recorded investment and the costs associated with maintaining the properties.  The increase in professional services resulted from cost incurred from the formation of a subsidiary real estate investment trust.  All other expenses decreased primarily due to lower costs of products and services provided to depositors offset by the premium paid on the redemption of subordinated debt of $112 thousand.  The remaining expense changes were the result of normal increases and decreases in year over year operations.

2012 vs. 2011.  Total other expenses increased $1.2 million, or 5.8%, to $21.6 million in 2012 compared to $20.4 million in 2011.  Additional operating costs associated with two branch locations added in the 2011 acquisition of Select Bank totaled $742 thousand.  The remaining expense changes were the result of normal increases and decreases in year over year operations.

Income Taxes.

2013 vs. 2012.   Income tax expense decreased $335 thousand, or 10.5%, to $2.8 million for the year ended December 31, 2013 as compared to $3.2 million for the year ended December 31, 2012.  The effective tax rate decreased to 34.7% from 38.9% in 2013 compared to 2012.  The decrease in the effective rate was primarily based upon a reduction in state income tax expense as a result of the formation of a subsidiary real estate investment trust in the second quarter of 2013.

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

Table 13: Average Balance Tables

	Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in Thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$718,669	$32,094	4.47%	$704,737	$34,286	4.87%	$693,496	$35,897	5.18%
Investment securities	129,174	2,878	2.23	85,834	2,565	2.99	43,943	2,190	4.98
Total interest-earning assets	847,843	34,972	4.12	790,571	36,851	4.66	737,439	38,087	5.16
Noninterest-earning assets	201,938			245,494			197,815
Total assets	$1,049,781			$1,036,065			$935,254

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$328,973	513	0.16%	$325,904	845	0.26%	$283,921	1,598	0.56%
Savings accounts	172,112	344	0.20	146,688	394	0.27	116,498	759	0.65
Certificates of deposit	203,055	2,196	1.08	232,560	2,978	1.28	225,313	3,775	1.68
Total interest-bearing deposits	704,140	3,053	0.43	705,152	4,217	0.98	625,732	6,132	0.98

FHLB advances	110,000	4,267	3.88	110,000	4,659	4.24	110,000	4,713	4.29
Subordinated debt	13,713	1,192	8.67	15,464	1,341	8.67	15,464	1,341	8.67
Total borrowings	123,713	5,459	4.41	125,464	6,000	4.78	125,464	6,054	4.83
Total interest-bearing liabilities	827,853	8,512	1.03	830,616	10,217	1.23	751,196	12,186	1.62
Noninterest-bearing demand accounts	103,442			88,683			69,980
Other	11,837			11,099			10,893
Total liabilities	943,132			930,398			832,069
Retained earnings	106,649			105,667			103,185
Total liabilities and retained earnings	$1,049,781			$1,036,065			$935,254
Net interest income		$26,460			$26,634			$25,901
Interest rate spread			3.10%			3.43%			3.54%
Net interest margin			3.12%			3.37%			3.51%
Average interest-earning assets to average interest-bearing liabilities	102.41%			95.18%			98.17%

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

Non-performing assets totaled $5.6 million, or 0.55% of total assets, at December 31, 2013, compared to $6.7 million, or 0.64% of total assets, at December 31, 2012.  Non-performing assets consisted of 19 residential mortgages totaling $3.6 million, one commercial mortgage totaling $463 thousand, eleven consumer equity loans totaling $674thousand, two TDR non-accrual loans totaling $316 thousand and five real estate owned properties totaling $498 thousand.  Specific reserves recorded for these loans at December 31, 2013 were $417 thousand.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
Real estate-mortgage loans	$3,618	$3,850	$4,768	$4,282	$1,593
Real estate-commercial and multifamily	463	1,275	392	729	139
Real estate-construction	—	84	—	—	—
Commercial	—	200	318	134	22
Consumer	674	342	198	77	91
Total	4,755	5,751	5,676	5,222	1,845
Troubled debt restructurings –nonaccrual	316	—	805	—	—
Total nonaccrual loans	5,071	5,751	6,481	5,222	1,845
Real estate owned	498	906	98	98	98
Total nonperforming assets	$5,569	$6,657	$6,579	$5,320	$1,943
Total nonperforming loans to total loans	0.68%	0.82%	0.89%	0.79%	0.28%
Total nonperforming loans to total assets	0.50%	0.55%	0.65%	0.62%	0.24%
Total nonperforming assets to total assets	0.55%	0.64%	0.66%	0.63%	0.25%

Interest income that would have been recorded for the year ended December 31, 2013 had nonaccruing loans been current according to their original terms amounted to $151 thousand.

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

Classified assets decreased $1.8 million to $18.3 million at December 31, 2013 from $20.0 million at December 31, 2012.  The decrease in classified assets reflects the addition of $1.5 million in residential mortgage loans and $782 thousand in consumer loans offset by a decrease of $3.5 million in commercial mortgage loans, $84 thousand in construction loans and $495 thousand in commercial loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2013	2012	2011

Special mention assets	$5,451	$6,551	$5,527
Substandard assets	12,822	13,497	10,928
Doubtful and loss assets	—	—	149
Total classified assets	$18,273	$20,048	$16,604

Table 16: Loan Delinquencies (1)

	At December 31,
	2013		2012		2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$1,271	$—	$2,228	$—	$666	$—
Commercial loans	—	—	524	—	12	—
Consumer loans	266	50	404	124	219	199
Total	$1,537	$50	$3,156	$124	$897	$199

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

At December 31, 2013, our allowance for loan losses represented 0.56% of total net loans.  The allowance for loan losses increased to $4.2 million at December 31, 2013 from $4.0 million at December 31, 2012 due to provisions for loan losses of $757 thousand offset by net charge-offs of $555 thousand.  The increase in the provision for loan losses for 2013 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the increase of loans in the portfolio, level of classified loans, non-performing loans, the level of charge-offs and the current economic conditions.  At December 31, 2013, the specific allowance on impaired or collateral-dependent loans was $417 thousand and the general valuation allowance on the remainder of the loan portfolio was $3.8 million.

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

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2013			2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$3,532	84.1%	85.4%	$3,094	77.4%	85.4%	$2,973	79.0%	85.8%
Real estate-construction loans	85	2.0	3.7	187	4.7	2.5	98	2.6	1.6
Commercial	230	5.5	3.1	286	7.2	3.3	229	6.1	3.3
Consumer	352	8.4	7.8	430	10.7	8.8	462	12.3	9.3
Total allowance for loan losses	$4,199	100.0%	100.0%	$3,997	100.0%	100.0%	$3,762	100.0%	100.0%

	At December 31,
	2010			2009
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$3,013	75.6%	85.3%	$2,745	79.0%	86.1%
Real estate-construction loans	32	0.8	2.0	49	1.4	1.2
Commercial	269	6.7	3.4	276	7.9	3.4
Consumer	674	16.9	9.3	406	11.7	9.3
Total allowance for loan losses	$3,988	100.0%	100.0%	$3,476	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance at beginning of period	$3,997	$3,762	$3,988	$3,476	$2,684
Provision for loan losses	$757	$893	$473	$892	$1,251
Charge-offs:
Real estate-mortgage loans	393	557	559	16	420
Real estate-construction loans	—	—	—	—	—
Commercial loans	154	29	90	47	—
Consumer loans	21	105	51	317	40
Total charge-offs	568	691	700	380	460
Recoveries:
Real estate-mortgage loans	—	13	—	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	20	—	—	—
Consumer loans	13	—	1	—	1
Total recoveries	13	33	1	—	1
Net charge-offs (recoveries)	555	658	699	380	459
Allowance at end of period	$4,199	$3,997	$3,762	$3,988	$3,476
Allowance to nonperforming loans	82.8%	69.5%	58.0%	76.4%	188.4%
Allowance to total loans outstanding at the end of the period	0.56%	0.57%	0.52%	0.60%	0.52%
Net charge-offs to average loans outstanding during the period	0.08%	0.09%	0.10%	0.06%	0.07%

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2013, we experienced charge-offs of $568 thousand on 20 loans based on current appraisals of properties securing non-performing loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation.  The simulation uses projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rates can have a significant impact on interest income simulation.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2013 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	8.14%	9.69%
100 basis point decrease in rates	(1.92)	(3.38)

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

Economic Value of Equity Analysis.  In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2013 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: EVE Analysis

				Economic Value of Equity
	Economic Value of Equity			as % of
	(Dollars in Thousands)			Portfolio Value of Assets
Basis Point (“bp”)
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$91,569	$(45,026)	(33.0)%	9.83%	(353)bp
200	106,625	(29,970)	(21.9)	11.08	(228)
100	120,906	(15,690)	(11.5)	12.18	(118)
50	127,958	(8,638)	(6.3)	12.70	(66)
0	136,595	–	–	13.37	–
(50)	141,222	4,627	3.4	13.65	28
(100)	145,293	8,698	6.4	13.92	55

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2013, cash and cash equivalents totaled $87.6 million.  Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $13.4 million at December 31, 2013.  In addition, at December 31, 2013, we had the ability to borrow an additional $279.7 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $279.7 million.  On that date, we had no overnight advances outstanding.

At December 31, 2013, we had $72.8 million in commitments outstanding, which included $11.9 million in residential loans, $1.6 million in commercial loans, $13.2 million in undisbursed construction loans, $29.8 million in unused home equity lines of credit and $16.4 million in commercial lines and letters of credit.  Certificates of deposit due within one year of December 31, 2013 totaled $131.3 million, or 69.0% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
			One to
		Less than	Three	Three to	More Than
At December 31, 2013 (In thousands)	Total	One Year	Years	Five Years	5 Years

Commitments to originate loans	$13,461	$–	$1,188	$–	$12,273
Unused portion of unsecured consumer lines of credit	26	–	–	–	26
Unused portion of home equity lines of credit	29,759	230	727	1,716	27,086
Unused portion of commercial lines of credit	14,940	13,740	997	77	126
Unused portion of commercial letters of credit	1,429	1,321	108	–	–
Undisbursed portion of construction loans in process	13,185	13,185	–	–	–
Total	$72,800	$28,476	$3,020	$1,793	$39,511

Table 22: Contractual Obligations

		Payments due by period
			One to
		Less than	Three	Three to	More Than
At December 31, 2013 (In thousands)	Total	One Year	Years	Five Years	5 Years

Short-term debt obligations	$–	$–	$–	$–	$–
Long-term debt obligations	157,286	20,089	23,501	26,762	86,934
Time deposits	190,379	131,314	50,462	5,168	3,435
Operating lease obligations(1)	1,494	205	314	338	637
Total	$349,159	$151,608	$74,277	$32,268	$91,006

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
(In thousands)	2013	2012	2011

Investing activities:
Loan originations, net of repayments	$42,800	$(21,722)	$(14,285)
Securities purchased	52,849	117,399	55,495
Loans purchased	—	342	554

Financing activities:
Increase (decrease) in deposits	$(21,112)	$49,453	$26,277
Increase (decrease) in FHLB advances	—	—	—
Increase (decrease) in subordinated debt	(5,263)	—	—

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.   The Company also has repurchased shares of its common stock.   The Company’s primary source of income is dividends received from Ocean City Home Bank.  The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board and the Office of the Comptroller of the Currency, but with prior notice to the Federal Reserve Board and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.   The Company received dividends from Ocean City Home Bank for the years ended December 31, 2013, 2012 and 2011 of $6.0 million, $3.6 million and $3.2 million, respectively.  At December 31, 2013, the Company had liquid assets of $3.7 million.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained.  Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position.  Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices.  It is our intention to maintain “well-capitalized” risk-based capital levels.  Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors.  At December 31, 2013, Ocean City Home Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2013 and 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ocean Shore Holding Co. and subsidiaries:

We have audited the internal control over financial reporting of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 17, 2014

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS

Cash and amounts due from depository institutions	$9,509	$8,504
Interest-earning bank balances	78,110	154,918
Cash and cash equivalents	87,619	163,422

Investment securities held to maturity (estimated fair value— $3,402 at December 31, 2013 and $10,702 at December 31, 2012)	3,312	10,568
Investment securities available for sale (amortized cost— $129,776 at December 31, 2013 and $105,978 at December 31, 2012)	125,389	106,206
Loans—net of allowance for loan losses of $4,199 and $3,997 at December 31, 2013 and 2012	744,802	703,898
Accrued interest receivable:
Loans	2,391	2,390
Investment securities	142	191
Federal Home Loan Bank stock—at cost	6,320	6,390
Office properties and equipment—net	13,143	13,435
Prepaid expenses and other assets	3,062	5,574
Real estate owned	498	906
Cash surrender value of life insurance	23,196	22,531
Deferred tax asset	4,919	4,672
Goodwill	4,630	4,630
Other intangible assets	625	675

TOTAL ASSETS	$1,020,048	$1,045,488

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits	$96,750	$108,612
Interest bearing deposits	683,897	693,153
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debentures	10,309	15,464
Advances from borrowers for taxes and insurance	3,702	3,708
Accrued interest payable	1,024	1,257
Other liabilities	8,143	8,566

Total liabilities	913,825	940,760

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 issued and 6,903,352 outstanding shares at December 31, 2013 and 7,307,590 issued and 6,936,733 outstanding shares at December 31, 2012	73	73
Additional paid in capital	65,401	64,842
Retained earnings - partially restricted	52,287	48,518
Treasury stock - at cost: 404,238 at December 31, 2013 and 370,857 at December 31, 2012	(5,304)	(4,777)
Common stock acquired by employee benefit plans	(2,981)	(3,323)
Deferred compensation plans trust	(586)	(561)
Accumulated other comprehensive loss	(2,667)	(44)

Total stockholders' equity	106,223	104,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,020,048	$1,045,488

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	Years Ended December 31,
	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$32,094	$34,286	$35,897
Taxable interest on mortgage-backed securities	1,393	987	680
Non-taxable interest on municipal securities	69	36	79
Taxable interest and dividends on investments securities	1,416	1,542	1,431

Total interest and dividend income	34,972	36,851	38,087

INTEREST EXPENSE:
Deposits	3,053	4,217	6,132
Borrowings	5,459	6,000	6,054

Total interest expense	8,512	10,217	12,186

NET INTEREST INCOME	26,460	26,634	25,901

PROVISION FOR LOAN LOSSES	757	893	473

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,703	25,741	25,428

OTHER INCOME:
Service charges	2,098	1,792	1,648
Increase in cash surrender value of life insurance	665	633	522
Gain on sale of securities	3	65	10
Other	1,697	1,513	1,358

Total other income	4,463	4,003	3,538

OTHER EXPENSES:
Salaries and employee benefits	12,436	12,330	11,201
Occupancy and equipment	5,100	5,027	4,620
Federal insurance premiums	541	506	717
Advertising	412	488	497
Professional services	1,318	1,118	1,298
Real estate owned activity	270	51	1
Charitable contributions	147	151	146
Other operating expenses	1,748	1,892	1,896

Total other expenses	21,972	21,563	20,376

INCOME BEFORE INCOME TAXES	8,194	8,181	8,590

INCOME TAXES:
Current	1,238	3,793	3,719
Deferred	1,607	(613)	(187)

Total income taxes	2,845	3,180	3,532

NET INCOME	$5,349	$5,001	$5,058

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on available for sale securities	(2,761)	675	60
Unrealized loss on post retirement life benefit	138	(148)	-
Total other comprehensive income, net of tax	(2,623)	527	60
TOTAL COMPREHENSIVE INCOME	$2,726	$5,528	$5,118

Earnings per share basic	$0.82	$0.75	$0.75
Earnings per share diluted	$0.81	$0.74	$0.74

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands)					Common Stock	Deferred	Accumulated
		Additional			Acquired for	Compensation	Other	Total
	Common	Paid-In	Retained	Treasury	Employee	Plans	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Benefit Plans	Trust	(Loss)	Equity
BALANCE— January 1, 2011	$73	$64,014	$41,737	$(115)	$(4,008)	$(516)	$(631)	$100,554

Comprehensive income:
Net income	-	-	5,058	-	-	-	-	5,058
Other comprehensive income—
Unrealized holding gain arising during the period (net of tax of $44)	-	-	-	-	-	-	60	60
Comprehensive income:								5,118
Purchase of treasury stock	-	-	-	(59)	-	-	-	(59)
Unallocated ESOP shares commited to employees	-	-	-	-	343	-	-	343
Excess of fair value above cost of ESOP shares committed to be released	-	55	-	-	-	-	-	55
Non-vested shares	-	202	-	-	-	-	-	202
Stock options	-	138	-	-	-	-	-	138
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(23)	-	(23)
Current year dividends declared	-	-	(1,751)	-	-	-	-	(1,751)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	103	-	-	-	-	103

BALANCE— December 31, 2011	$73	$64,409	$45,147	$(174)	$(3,665)	$(539)	$(571)	$104,680
Comprehensive income:
Net income	-	-	5,001	-	-	-	-	5,001
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	(148)	(148)
Unrealized holding gain arising during the period (net of tax of $426)	-	-	-	-	-	-	675	675
Comprehensive income:								5,528
Purchase of treasury stock	-	-	-	(4,798)	-	-	-	(4,798)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	81	-	-	-	-	-	81
Non-vested shares	-	204	-	-	-	-	-	204
Stock options	-	148	-	-	-	-	-	148
Stock options Exercised	-	-	-	195	-	-	-	195
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(22)	-	(22)
Current year dividends declared	-	-	(1,725)	-	-	-	-	(1,725)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	95	-	-	-	-	95

BALANCE— December 31, 2012	$73	$64,842	$48,518	$(4,777)	$(3,323)	$(561)	$(44)	$104,728
Comprehensive income:
Net income	-	-	5,349	-	-	-	-	5,349
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	138	138
Unrealized holding gain arising during the period (net of tax of ($1,854))	-	-	-	-	-	-	(2,761)	(2,761)
Comprehensive income:								2,726
Purchase of treasury stock	-	-	-	(965)	-	-	-	(965)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	178	-	-	-	-	-	178
Non-vested shares	-	218	-	-	-	-	-	218
Stock options	-	163	-	-	-	-	-	163
Stock options Exercised	-	-	-	438	-	-	-	438
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(25)	-	(25)
Current year dividends declared	-	-	(1,667)	-	-	-	-	(1,667)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	87	-	-	-	-	87

BALANCE— December 31, 2013	$73	$65,401	$52,287	$(5,304)	$(2,981)	$(586)	$(2,667)	$106,223

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended December 31,
	2013	2012	2011

OPERATING ACTIVITIES:
Net income	$5,349	$5,001	$5,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600	1,338	893
Provision for loan losses	757	893	473
Deferred income taxes	1,607	(613)	(187)
Stock based compensation expense	903	807	737
Gain on call of AFS securities	(3)	(65)	(10)
Premium paid on partial redemption of junior subordinated debt	112	-	-
Cash surrender value of life insurance	(665)	(633)	(522)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	48	264	12
Prepaid expenses and other assets	2,512	1,194	(379)
Accrued interest payable	(233)	111	(47)
Other liabilities	(287)	1,431	892
Net cash provided by operating activities	10,700	9,728	6,920

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	6,541	4,372	3,733
Mortgage-backed securities held to maturity	437	519	521
Collateralized mortgage obligations	-	-	31
Agency securities available for sale	-	3,750	-
Loans originated, net of repayments	(42,800)	21,722	14,317
Purchases of:
Loans receivable	-	(342)	(554)
Investment securities held to maturity	(2,328)	(11,143)	(4,900)
Investment securities available for sale	(50,013)	(106,256)	(50,595)
Office properties and equipment	(643)	(590)	(949)
Life insurance contracts	-	(3,085)	(3,400)
Proceeds from sales of:
Federal Home Loan Bank stock	70	45	21
Investment securities available for sale	-	-	714
Premise owned	-	177	-
Real estate owned	1,573	241	206
Proceeds from maturities and calls of:
Investment securities held to maturity	9,143	6,020	1,000
Investment securities available for sale	20,032	39,735	26,105
Mortgage-backed securities available for sale	-	-	131
Cash used for acquistion, net of cash acquired	-	-	27,054
Net cash (used in) provided by investing activities	(57,988)	(44,835)	13,435

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

FINANCING ACTIVITIES:
(Decrease) increase in deposits	$(21,112)	$49,452	$26,277
Dividends paid	(1,667)	(1,725)	(1,751)
Purchase of shares by deferred compensation plans trust	(24)	(22)	(23)
Purchase of treasury stock	(966)	(4,798)	(59)
Stock options exercised	436	165	-
Unallocated ESOP dividends applied to ESOP loan	87	95	103
Decrease in advances from borrowers for taxes and insurance	(6)	(291)	(114)
Partial redemption of junior subordinated debt	(5,263)	-	-

Net cash (used in) provided by financing activities	(28,515)	42,876	24,433

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,803)	7,769	44,788

CASH AND CASH EQUIVALENTS—Beginning of period	163,422	155,653	110,865

CASH AND CASH EQUIVALENTS—End of period	$87,619	$163,422	$155,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$8,690	$10,252	$12,232

Income taxes	$2,572	$2,921	$3,450

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$1,165	$1,049	$206

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	NATURE OF OPERATIONS

Ocean Shore Holding Co. (“Company”) is the holding company for Ocean City Home Bank (“Bank”), a federally chartered savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank. The Bank has three active subsidiaries, Seashore Financial Services, LLC, which receives commissions from referrals of insurance products, OCHB Preferred Corp, a New Jersey real estate investment trust and OCHB Invesment Corp, a Delaware investment company.

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

The Company’s outstanding common stock is traded on NASDAQ Global Select Market under the symbol “OSHC”. The Bank is subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”) which insures its deposits. The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the twelve regional banks that comprise the FHLB System.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements of the Company include the accounts of the Bank and its subsidiaries Seashore Financial LLC, OCHB Preferred Corp and OCHB Investment Corp and are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to the allowance for loan losses, other-than-temporary-impairment on investment securities, goodwill and intangible impairment, deferred income taxes and the fair value measurements of financial instruments. Actual results could differ from those estimates under different assumptions and conditions, and the differences may be material to the consolidated financial statements.

Subsequent Events—All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements. The Company evaluated events from the date of the consolidated financial statements on December 31, 2013 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

Segment Information —In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) FASB ASC 280, Segment Reporting (FASB ASC 280), the Company has one reportable operating segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings, and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Business Combinations —The Company records the net assets of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Consolidated Income Statement from the date of acquisition. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

Treasury Stock— From time to time the Company may choose to reacquire some of its outstanding stock from its shareholders for retirement or resale. Common stock reacquired by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity equal to the cost of purchase.

On November 20, 2013, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 210,000 shares of the Company’s outstanding common stock, or approximately 3% of outstanding shares. The repurchase program has been conducted through open market purchases and as of December 31, 2013, 63,000 shares have been purchased totaling $879 thousand at a weighted average cost of $13.96 per share. Additionally, 5,794 shares were withheld for taxes and added to treasury stock totaling $86 thousand for vesting of stock awards.

On October 1, 2012, the Company completed its previously announced stock repurchase of 365,000 shares of the Company’s outstanding common stock, or approximately 5% of outstanding shares, totaling $4.7 million at a weighted average cost of $12.96 per share.

The Company held 404,238 shares in treasury stock at a cost of $5.3 million at December 31, 2013 and 370,857 shares at a cost of $4.8 million at December 31, 2012.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment Securities— The Company’s debt and equity securities include both those that are held to maturity and those that are available for sale.  The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2013 and 2012, the Company had no unsettled purchases or sales of investment securities. The following provides further information on the Company’s accounting for debt securities:

a.
Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

b.
Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models.  Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and Comprehensive Income and determined using the adjusted cost of the specific security sold or called. There were no sales of available for sale securities for the twelve months ended December 31, 2013 and 2012.

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments – Debt and Equity Securities, the Company evaluates its debt securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security.  An impairment charge is recorded if, based on the review described above, management concludes that the decline in value is other-than-temporary. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is not required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The portion of the fair value decline not attributable to credit loss is recognized through other comprehensive income. For securities accounted for under FASB ASC 320-10, the credit loss component is determined by comparing the present value of the cash flows expected to be collected, discounted at the effective interest rate implicit in the security at the date of acquisition, with the amortized cost basis of the debt security. For securities accounted for under FASB 325-40, if the present value of the original estimate at the initial transaction date (or the last date previously revised) of cash flows expected to be collected is greater than the present value of the current estimate of cash flows expected to be collected, the difference is considered to be the credit loss component. For all securities, the Company’s expected cash flow estimates include assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, The Company did not record any OTTI for the years ended December 31, 2013, 2012 and 2011.

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of New York. Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Loans held for investment— Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method.

Certain loans acquired that result in recognition of a discount attributable, at least in part, to credit quality, and are not subsequently accounted for at fair value, are accounted for under the receivable topic of the FASB Accounting Standards Codification Section 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans through the effective interest rate method. The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral), discounted using the loan's effective interest rate.

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

A loan is determined to be impaired and non-accrual when, based upon current information and events, it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance. Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification will remain on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual loans. In addition, the Company may perform a specific reserve analysis on loans where based on management’s judgment the nature of the collateral or business conditions warrant such an analysis.

Allowance for Loan Losses— The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to results of operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio as of the balance sheet date

Management monitors its allowance for loan losses monthly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio.

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

The Company performed goodwill impairment testing as of August 1, 2013 and 2012 and concluded that goodwill was not impaired. The Company did not have any indefinite-lived intangible assets as of December 31, 2013

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2013 and 2012.  The Bank did not sell any loans in 2013 or 2012.

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

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2013 and 2012, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

Other Comprehensive Income (Loss)—The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale and post retirement benefits, net of tax of $1.7 million.  Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period.  There are no reclassifications during the periods presented.  The following table presents the changes in Accumulated Other Comprehensive Income (Loss) by component as of December 31, 2013.

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2013
		Unrealized	Accumulated
	Unrealized	Loss on	Other
	Gains(Loss) on	Post Retirement	Comprehensive
	AFS Securities	Life	Income
Beginning balance	$104	$(148)	$(44)
Current-period change	(4,719)	138	(4,581)
Tax Benefit	1,854	-	1,854
Ending Balance	$(2,761)	$(10)	$(2,771)

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2012
		Unrealized	Accumulated
	Gains(Loss) on	Post Retirement	Comprehensive
	AFS Securities	Life	Income
Beginning balance	$(571)	$-	$(571)
Current-period change	1,101	(148)	953
Tax Benefit	(426)	-	(426)
Ending Balance	$104	$(148)	$(44)

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

Weighted Average Assumptions Used in Balck-Scholes Option Pricing Model

Years Ended December 31,	2013	2012	2011
Fair value of options granted during the year	$2.56	$2.90	$2.77
Risk-free rate of return	1.00%	0.97%	1.14%
Expected term in months	72	72	72
Expected volatility	29%	35%	46%
Expected dividends	$0.24	$0.24	$0.24

The Equity Plans authorize the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 680,200 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plans.  At December 31, 2013, 19,000 options issued in 2010, 3,516 options issued in 2007, 3,517 options issued in 2006 and 54,077 options issued in 2005 have been forfeited.  At December 31, 2013, 50,606 shares have been exercised.

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans.    During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares.  When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital.  The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.  At December 31, 2013 and 2012, unearned ESOP shares totaled 326,767 and 361,036 shares, respectively.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

New Accounting Pronouncements— In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends the current guidance on testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  The amendments are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014.  This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's consolidated financial statements.

3.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$2,328	$-	$-	$2,328
US treasury and government sponsored
entity mortgage-backed securities	984	90	-	1,074
Totals	$3,312	$90	$-	$3,402

Available for Sale
Debt securities:
Corporate	$11,551	$155	$(909)	$10,797
US treasury and federal agencies	35,035	-	(2,132)	32,903
Equity securities	3	27	-	30
US treasury and government sponsored
entity mortgage-backed securities	83,187	392	(1,920)	81,659
Totals	$129,776	$574	$(4,961)	$125,389

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$9,143	$-	$-	$9,143
US treasury and government sponsored
entity mortgage-backed securities	1,425	134	-	1,559
Totals	$10,568	$134	$-	$10,702

Available for Sale
Debt securities:
Corporate	$11,487	$174	$(1,195)	$10,466
US treasury and federal agencies	40,068	28	(5)	40,091
Equity securities	3	12	(2)	13
US treasury and government sponsored
entity mortgage-backed securities	54,420	1,230	(14)	55,636
Totals	$105,978	$1,444	$(1,216)	$106,206

As of December 31, 2013 and 2012, the Company had investment securities available for sale with an estimated fair value of $98.8 million and $88.6 million, respectively, pledged as collateral to secure public fund deposits

The Company's municipal bond portfolio consists of unrated general obligation bonds of local municipalities maturing in less than one year.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

			December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
US treasuries	$27,221	$(1,814)	$5,682	$(318)	$32,903	$(2,132)
Corporate	-	-	3,796	(909)	3,796	(909)
US Treasury and government sponsored entity mortgage-backed securities	74,803	(1,917)	474	(3)	75,277	(1,920)
Equity securities	-	-	-	-	-	-
Totals	$102,024	$(3,731)	$9,952	$(1,230)	$111,976	$(4,961)

			December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
US treasuries	$5,995	$(5)	$32	$-	$6,027	$(5)
Corporate	-	-	3,509	(1,195)	3,509	(1,195)
US Treasury and government sponsored entity mortgage-backed securities	1,659	(7)	600	(7)	2,259	(14)
Equity securities	-	-	1	(2)	1	(2)
Totals	$7,654	$(12)	$4,142	$(1,204)	$11,796	$(1,216)

Management has reviewed its investment securities as of December 31, 2013 and 2012 and has determined that all declines in fair value below amortized cost are temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average loan-to-value ("LTV"), rating or scoring, credit ratings and market spreads, as applicable.    .

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that a security in the unrealized loss position is designated to be sold or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the impairment of such security is concluded to be other than temporary and the entire amount of the unrealized loss will be recorded in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company concludes that the entire amortized cost basis of the security will not be recovered, while the OTTI is concluded to exists, the Company only recognizes currently in earnings the amount of decline in value attributable to credit deterioration, with the remaining component of OTTI presented in other comprehensive income.

Corporate Debt Securities – The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At December 31, 2013 and 2012, one debt security and two single issue trust preferred securities had been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 19.3% and 25.4%, respectively, from the Company’s amortized cost basis.  The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities.  The unrealized loss on these debt securities relates principally to the increased credit spread and a lack of liquidity in the financial markets for these types of investments.  These securities were performing in accordance with their contractual terms as of December 31, 2013 and 2012, and had paid all contractual cash flows since the Company’s initial investment.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2013, one U.S Treasury security and five agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer.  Those securities had aggregate depreciation of 5.0% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of December 31, 2013, and had paid all contractual cash flows since the Company’s initial investment.  Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

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

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2013 and 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$2,328	$2,328	$1,000	$1,001
Due after 1 year through 5 years	-	-	5,880	6,035
Due after 5 years through 10 years	-	-	15,000	14,423
Due after 10 years	-	-	24,705	22,241
Total	$2,328	$2,328	$46,585	$43,700

	December 31, 2012
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$9,143	$9,143	$32	$32
Due after 1 year through 5 years	-	-	6,819	6,994
Due after 5 years through 10 years	-	-	10,000	10,004
Due after 10 years	-	-	34,704	33,527
Total	$9,143	$9,143	$51,555	$50,557

Equity securities had a cost of $3 thousand and a fair value of $30 thousand as of December 31, 2013 and a cost of $3 thousand and a fair value of $13 thousand as of December 31, 2012.  Mortgage-backed securities had a cost of $84.2 million and a fair value of $82.7 million as of December 31, 2013 and a cost of $55.8 million and a fair value of $57.2 million as of December 31, 2012.

4.	LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2013	2012

Real estate - mortgage:
One-to-four family residential	$545,812	$522,206
Commercial and multi-family	90,855	80,013
Total real - estate mortgage	636,667	602,219

Real estate - construction:
Residential	25,113	12,709
Commercial	2,510	4,821
Total real estate - construction	27,623	17,530

Commercial	23,445	22,932

Consumer
Home equity	57,367	61,328
Other consumer loans	628	879
Total consumer loans	57,995	62,207

Total loans	745,730	704,888

Net deferred loan cost	3,271	3,007
Allowance for loan losses	(4,199)	(3,997)

Net total loans	$744,802	$703,898

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $5.6 million and $6.7 million at December 31, 2013 and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures.  Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  At December 31, 2013 and December 31, 2012 mortgage servicing rights remaining on these loans totaled $4 thousand and $6 thousand, respectively.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2013 and 2012, the composition of these loans was approximately $549.6 million and $515.4 million, respectively, of fixed rate loans and $196.1 million and $189.5 million, respectively, of adjustable rate loans.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2013 and December 31, 2012, accrued interest receivable on the Company's loans was $2.3 million and $2.5 million, respectively.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$3,997	$3,762	$3,988
Provision for loan loss	757	893	473
Charge-offs	(568)	(691)	(700)
Recoveries	13	33	1

Balance, end of year	$4,199	$3,997	$3,762

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans.  The Company established a provision for loan losses of $757 thousand for the year ended December 31, 2013 as compared to $893 thousand for 2012.  The decrease in the provision for loan losses for the year ended December 31, 2013 compared to 2012 resulted from lower general and specific reserves required in 2013 compared to 2012 due to lower levels of nonperforming and classified loans as well as improved credit quality of the overall portfolio.  The allowance for loan losses increased $202 thousand to $4.2 million, or 0.56% of total loans, at December 31, 2013 compared to $4.0 million, or 0.57% of total loans, at December 31, 2012.  The increase in the allowance for loan losses at December 31, 2013 compared to December 31, 2012 resulted from an increase in general reserves required of $250 thousand offset in part by a decrease of $48 thousand in specific reserves on impaired loans in 2013.  The Company experienced total net charge-off activity for 2013 of $555 thousand compared to $658 thousand for 2012.

Non-performing assets at December 31, 2013 and 2012 consisted of non-accrual loans that amounted to $5.1 million and $5.8 million, respectively, non-accrual troubled debt restructurings of $316 thousand and $0, respectively and real estate owned of $498 thousand and $906 thousand, respectively. The reserve for delinquent interest on loans totaled $262 thousand and $321 thousand at December 31, 2013 and 2012, respectively.

Year-end non-performing assets segregated by class of loans are as follows:

	2013	2012
Real estate - mortgage
1-4 family residential	$3,618	$3,850
Commercial and multi-family	463	1,275
Real estate - construction	-	84
Commercial	-	200
Consumer	674	342
Non-accrual loans	4,755	5,751
Troubled debt restructuring, non-accrual	316	-
Total non-performing loans	5,071	5,751
Real estate owned	498	906
Total non-performing assets	$5,569	$6,657

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the year-ended December 31, 2013:

	Contractual	Nonaccretable	Accretable
	Receivable	(Yield) /	(Yield)/	Carrying
	Amount	Premium	Premium	Amount
Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal Reductions	(12,529)	-	-	(12,529)
Charge-offs, net	(324)	324	-	-
Accretion of loan discount (premium)	-	-	(237)	(237)
Transfer between nonaccretable and accretable yield	-	-	-	-
Settlement Adjustments	-	-	-	-
Balance at December 31, 2013	$50,837	$(3,099)	$746	$48,484

Portfolio segments and classes of financing receivables

U.S. GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and "classes of financing receivables" based on management’s systematic methodology for determining the allowance for credit losses. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization to model and calculate the allowance for credit losses and track the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.

In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer portfolio segments. The commercial portfolio segment is then disaggregated by line of business distinctions. “Real estate” includes 1-4 family residential portfolio, Commercial and Multi-Family Real estate, as well as construction loans. “Commercial” represents the portfolio of small business and commercial and industrial portfolio, and “Consumer” represents principally secured consumer lending.

An age analysis of past due loans, disaggregated by class of financing receivables, as of December 31, 2013 and 2012 is as follows:

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loan
	Past Due	Past Due	90 Days	Due	Current	Receivables
2013
Real estate
1-4 family residential	$1,271	$-	$3,427	$4,698	$541,114	$545,812
Commercial and multi-family	-	-	763	763	90,092	90,855
Construction	-	-	-	-	27,623	27,623
Commercial	-	-	-	-	23,445	23,445
Consumer	266	50	647	963	57,032	57,995
Total	$1,537	$50	$4,837	$6,424	$739,306	$745,730

2012
Real estate
1-4 family residential	$1,988	$-	$3,850	$5,838	$516,368	$522,206
Commercial and multi-family	240	-	1,275	1,515	78,498	80,013
Construction	-	-	84	84	17,446	17,530
Commercial	524	-	200	724	22,208	22,932
Consumer	404	124	342	870	61,337	62,207
Total	$3,156	$124	$5,751	$9,031	$695,857	$704,888

Impaired Loans

Impaired loans are generally defined as all TDRs and loans on non-accrual status.

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are set forth the in the following table.  No interest income was recognized on impaired loans subsequent to their classification as impaired.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
2013
With no related allowance recorded
Real estate
1-4 family residential	$2,707	$2,744	$-	$193
Commercial and multi-family	465	463	-	463
Construction	-	-		-
Commercial	-	-	-	-
Consumer	674	674	-	61
With an allowance recorded
Real estate
1-4 family residential	3,127	3,166	396	284
Commercial and multi-family	-	-	-	-
Commercial	-	-	-	-
Consumer	121	121	21	121
Total
Real estate
1-4 family residential	$5,834	$5,910	$396	$233
Commercial and multi-family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	795	795	21	66

2012
With no related allowance recorded
Real estate
1-4 family residential	$2,429	$2,429	$-	$202
Commercial and multi-family	1,275	1,275	-	425
Construction	84	84		84
Commercial	-	-	-	-
Consumer	342	342	-	57
With an allowance recorded
Real estate
1-4 family residential	3,307	3,438	369	331
Commercial and multi-family	-	-	-	-
Commercial	200	200	69	200
Consumer	128	128	27	128
Total
Real estate
1-4 family residential	$5,736	$5,867	$369	$533
Commercial and multi-family	1,275	1,275	-	425
Construction	84	84	-	84
Commercial	200	200	69	200
Consumer	470	470	27	185

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans that are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring.

The company did not modify any commercial loans during the period ending December 31, 2013 and 2012.

The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for term extensions, interest rate reductions, or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.

For the Company’s other consumer portfolios  the terms of the modifications include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). However, any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. Collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to Allowance for Loan Losses

The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTVs, and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.

When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral, if applicable, less its estimated cost to sell.

As of December 31, 2013, the Company entered into seven TDR agreements with a total carrying value of $2.3 million as compared to four TDR agreements with a total carrying value of $1.7 million at December 31, 2012, all of which were performing.

Included in impaired loans at December 31, 2013 were seven TDRs which had a specific reserve of $224 thousand as compared to four TDRs which had a specific reserve of $177 thousand at December 31, 2012. The following table presents an analysis of the Company’s TDR agreement entered into during the years ending December 31, 2013 and 2012.

	As of December 31, 2013
	Number of	Outstanding Recorded Investment
	Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	6	$2,216	$2,216
Consumer loan	1	121	121
Total	7	$2,337	$2,337

	As of December 31, 2012
	Number of	Outstanding Recorded Investment
	Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	3	$1,548	$1,548
Consumer loan	1	128	128
Total	4	$1,676	$1,676

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

The following table presents classified loans by class of loans as of December 31, 2013 and 2012.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Grade:
Special mention	$3,692	$2,394	$629	$3,582	$-	$84	$90	$62	$1,040	$429
Substandard	7,612	7,367	3,645	4,213	-	-	665	1,188	900	729
Doubtful and loss	-	-	-	-	-	-	-	-	-	-
Total	$11,304	$9,761	$4,274	$7,795	$-	$84	$755	$1,250	$1,940	$1,158

The following table presents the credit risk profile of loans based on payment activity as of December 31, 2013 and 2012.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Performing	$541,878	$518,356	$90,392	$78,738	$27,623	$17,446	$23,445	$22,732	$57,321	$61,865
Non-performing	3,934	3,850	463	1,275	-	84	-	200	674	342
Total	$545,812	$522,206	$90,855	$80,013	$27,623	$17,530	$23,445	$22,932	$57,995	$62,207

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2013 and 2012.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family	Commercial
	Residential	and Multi-Family	Construction	Commercial	Consumer	Total
2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(393)	(79)	-	(75)	(20)	(567)
Recoveries	-	-	-	-	12	12
Provision for loan losses	789	121	(102)	19	(70)	757
Ending balance	$2,981	$551	$85	$230	$352	$4,199

Ending balance: individually evaluated for impairment	$396	$-	$-	$-	$21	$417

Ending balance: collectively evaluated for impariment	$2,585	$551	$85	$230	$331	$3,782

Loan Receivables:
Ending balance	$545,812	$90,855	$27,623	$23,445	$57,995	$745,730

Ending balance: individually evaluated for impairment	$5,559	$-	$-	$463	$795	$6,817

Ending balance: collectively evaluated for impariment	$540,253	$90,855	$27,623	$22,982	$57,200	$738,913

2012
Allowance for credit losses:
Beginning Balance	$2,513	$460	$98	$229	$462	$3,762
Charge-offs	(557)	-	-	(29)	(105)	(691)
Recoveries	13	-	-	20	-	33
Provision for loan losses	616	49	89	66	73	893
Ending balance	$2,585	$509	$187	$286	$430	$3,997

Ending balance: individually evaluated for impairment	$369	$-	$-	$69	$27	$465

Ending balance: collectively evaluated for impariment	$2,216	$509	$187	$217	$403	$3,532

Loan Receivables:
Ending balance	$522,206	$80,013	$17,530	$22,932	$62,207	$704,888

Ending balance: individually evaluated for impairment	$5,736	$1,275	$84	$200	$470	$7,765

Ending balance: collectively evaluated for impariment	$516,470	$78,738	$17,446	$22,732	$61,737	$697,123

Certain directors and officers of the Company have loans with the Bank.  Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2013	2012	2011

Balance, beginning of year	$4,626	$5,432	$5,287
Additions	672	260	858
Repayments and other	(549)	(1,066)	(713)

Balance, end of year	$4,749	$4,626	$5,432

5.	OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2013	2012

Land	$3,465	$3,465
Buildings and improvements	13,746	13,344
Furniture and equipment	7,541	7,464

Total	24,752	24,273
Accumulated depreciation	(11,609)	(10,838)

Net	$13,143	$13,435

For the years ended December 31, 2013, 2012 and 2011, depreciation expense amounted to $935 thousand, $1.0 million and $934 thousand, respectively.

 6.        DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$419,608	0.12%	$417,401	0.12%
Passbook savings and club accounts	170,660	0.20%	166,861	0.20%

Subtotal	590,268		584,262

Certificates with original maturities:
Within one year	68,941	0.41%	69,620	0.41%
One to three years	95,397	1.39%	119,467	1.39%
Three years and beyond	26,041	2.56%	28,416	2.56%

Total certificates	190,379		217,503

Total	$780,647		$801,765

The aggregate amount of certificate accounts in denominations of $100 thousand or more at December 31, 2013 and 2012 amounted to $68.8 million and $79.63 million, respectively.  Currently, deposit amounts in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at December 31, 2013 and 2012 amounted to $164.2 million and $157.6 million, respectively.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest	December 31,
Due	Rate	2013	2012

December 17, 2014	3.765%	$15,000	$15,000
December 21, 2015	4.540%	5,000	5,000
April 11, 2016	4.795%	10,000	10,000
February 28, 2017	4.070%	-	10,000
April 5, 2017	4.058%	-	10,000
August 1, 2017	4.320%	-	10,000
November 16, 2017	3.875%	20,000	20,000
January 14, 2022	3.690%	10,000	-
August 22, 2022	3.497%	10,000	10,000
October 24, 2022	3.770%	20,000	20,000
February 27, 2023	3.408%	10,000	-
April 3, 2023	3.160%	10,000	-
		$110,000	$110,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans.  The carrying value of assets pledged to the FHLB of New York was $389.7 million and $383.6 million at December 31, 2013 and 2012, respectively.

During year-ended 2013 $30 million of FHLB advances were modified resulting in a reduction of the average interest rate from 4.15% to 3.42% and extending the maturity dates to 2022 and 2023.  No costs were incurred from the modification.  During year-ended 2012 $30 million of FHLB advances were modified resulting in a reduction of the average interest rate from 4.53% to 3.68% and extending the maturity dates to 2022.  No costs were incurred resulting from these modifications.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2013	2012

Weighted average balance during the period	$110,000	$110,000
Maximum month-end balance during the period	110,000	110,000
Balance outstanding at the end of the period	110,000	110,000

Weighted average interest rate during the period	3.88%	4.24%
Weighted average interest rate at the end of the period	3.80%	4.00%

Unused lines of credit and borrowing capacity available for short-term and long-term borrowings from the FHLB of New York at December 31, 2013 and 2012 were $279.7 million and $266.1 million, respectively.

8.	INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2013	2012	2011
Income taxes:
Current:
Federal	$1,221	$2,783	$2,756
State	17	1,010	963
Total current tax provision	1,238	3,793	3,719

Deferred:
Federal	1,324	(396)	(90)
State	283	(217)	(97)
Total deferred tax provision (benefit)	1,607	(613)	(187)

Total income tax provision	$2,845	$3,180	$3,532

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense at statutory rate	$2,783	34.0%	$2,782	34.0%	$2,921	34.0%
State income taxes, net of federal benefit	197	2.5	523	6.4	571	6.7
Changes in taxes resulting from:
Tax exempt income	(247)	(3.1)	(223)	(2.7)	(202)	(2.4)
Non-deductible and other expenses	112	1.3	98	1.2	242	2.8
Total	$2,845	34.7%	$3,180	38.9%	$3,532	41.1%

The effective tax rate for 2013 was 34.7% compared to 38.9% for 2012.  The decrease in the effective tax rate was primarily based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter of 2013.  The effective tax rate for 2012 was 38.9% compared to 41.1% for 2011.  The decrease in the effective tax rate resulted from higher than normal non-deductible expenses in 2011 associated with the acquisition of CBHC Financialcorp Inc.

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2013	2012	2011
Deferred tax assets:
Unrealized (gain) loss on available for sale securities	$1,730	$(124)	$301
Allowance for loan losses	1,677	1,597	1,473
Nonperforming loans	-	-	26
Deferred compensation	371	377	371
Employee benefits	2,023	1,777	1,564
Other than temporary impairment	1,020	1,020	1,020
Property	(122)	(172)	18
Purchase accounting	1,000	972	880
Other	81	85	50
Total deferred tax assets	7,780	5,532	5,703
Deferred tax liabilities:
Deferred loan fees	(1,257)	(1,172)	(1,181)
Servicing	(2)	(2)	(5)
IRC Section 475 mark-to-market	(1,602)	314	(33)
Total deferred tax liabilities	(2,861)	(860)	(1,219)
Net deferred tax asset	$4,919	$4,672	$4,484

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred income taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2013 and 2012.  This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statement of income and comprehensive income.  As of December 31, 2013, 2012 and 2011, there were no uncertain tax positions.  As of December 31, 2013, the tax years ended December 31, 2010 through 2013 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2009 through 2013 were subject to New Jersey examination.

9.	JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million of 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities, together with a capital contribution from the Company, were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment.  On August 30, 2013, the Company redeemed one-third, or $5.2 million, of this issue resulting in a remaining outstanding balance of $10.3 million.

10.      COMMITMENTS AND CONTINGENCIES

Loan Commitments— As of December 31, 2013, the Company had approximately $26.6 million in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 3.00% to 6.25% and approximately $46.2 million in unused lines of credit with interest rates ranging from 3.00% to 6.50% on outstanding balances.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment— The Company leases certain property and equipment under non-cancellable operating leases.  Scheduled minimum lease payments are as follows as of December 31, 2013:

Year Ending December 31
2014	$205
2015	154
2016	160
2017	165
2018	172
Thereafter	638
Total	$1,494

Rent expense for all operating leases was approximately $261 thousand, $252 thousand and $222 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder.  Such reserves totaled approximately $100,000 at December 31, 2013 and 2012.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2013	2012	2011

Numerator – Net Income	$5,349	$5,001	$5,058
Denominators:
Basic average shares outstanding	6,520,951	6,652,537	6,748,334
Net effect of dilutive common stock equivalents	86,158	62,867	83,655
Diluted average shares outstanding	6,607,109	6,715,404	6,831,989
Earnings per share:
Basic	$0.82	$0.75	$0.75
Diluted	$0.81	$0.74	$0.74

At December 31, 2013, 2012 and 2011 there were 605,803, 610,828 and 650,804 outstanding options that were anti-dilutive, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

			Required		Considered Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Tangible capital	$100,396	9.96%	$15,120	1.50%	N/A	N/A
Tier 1 leverage capital	100,396	9.96	40,320	4.00	$60,480	6.00%
Tier 1 risk-based capital	100,396	19.05	21,081	4.00	31,621	6.00
Total risk-based capital	104,187	19.77	42,160	8.00	52,700	10.00

As of December 31, 2012:
Tangible capital	$99,341	9.62%	$15,489	1.50%	N/A	N/A
Tier 1 leverage capital	99,341	9.62	41,303	4.00	$61,954	6.00%
Tier 1 risk-based capital	99,341	19.92	19,949	4.00	29,924	6.00
Total risk-based capital	102,878	20.63	39,898	8.00	49,873	10.00

Capital levels at December 31, 2013 and 2012 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company.  The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions.  In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.  For the period ended December 31, 2013 the Bank paid $6.0 million in dividends to the Company as compared to $3.6 million for the period ended December 31, 2012 .

13.	BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date.  The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first six percent contributed.  Full vesting in the plan is prorated equally over a five-year period from the date of employment.  The Company’s contributions to the 401(k) Plan for the years ended December 31, 2013, 2012 and 2011 were $196 thousand, $230 thousand, and $183 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2014 and 2032. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were $550 thousand, $536 thousand and $479 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income.  The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $3.9 million, $3.3 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2014 and 2032.  Payments of $96 thousand were made from the plan in 2013.  The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death.  At December 31, 2013 and 2012, the accrued deferred compensation liability amounted to approximately $929 thousand and $944 thousand, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were $57 thousand, $76 thousand and $84 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $23.2 million and $22.5 million at December 31, 2013 and 2012.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans.  During the years ended December 31, 2013 and 2012, 1,126 and 1,166 shares of the Company’s stock were purchased for $16 thousand and $15 thousand, respectively, at various market prices.

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

In December 2009, the ESOP borrowed an additional $2.3 million from the Company to purchase 282,611 shares of the Company’s common stock in its second step offering.  The ESOP loan is being repaid principally from the Bank's contributions to the ESOP over a period of up to 20 years.  Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.  The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

During the years ended December 31, 2013, 2012 and 2011, the Company annually released 34,267 shares and recorded an expense related to this plan of approximately $498 thousand, $426 thousand and $397 thousand, respectively.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loans are repaid.  Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost.  At December 31, 2013, the ESOP had 326,767 unallocated shares remaining.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plans as of December 31, 2013, 2012 and 2011 and changes during the periods ended December 31, 2013, 2012 and 2011 are presented below.

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at the beginning of the period	649,313	$11.50	650,804	$11.90	587,504	$13.10
Granted	66,300	14.14	17,500	13.10	66,618	11.64
Exercised	(35,413)	12.30	(15,193)	10.87	-	-
Forfeited	-	-	(3,798)	12.86	(3,318)	10.65
Outstanding at the end of the period	680,200	$12.14	649,313	$11.95	650,804	$11.90

Exercisable at the end of the period	471,686	$12.24	441,206	$12.48	386,365	$12.79

Stock options vested or expected to vest (1)	612,180	$12.14

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The weighted average grant date fair value of options granted for the years ended December 31, 2013 and 2012 was $2.56 and $2.90 per share.  Options exercised in 2013 totaled 35,413 at an average exercise price of $12.30 as compared to 15,193 shares in 2012 at an average exercise price of $10.87.  No options were exercised during in 2011.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013, 2012 and 2011 was $670 thousand, $1.0 million and $0, respectively.

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2013:

	Options Outstanding
		Weighted	Weighted Average
	Number of	Average	Remaining
Date Issued	Shares	Exercise Price	Contractual Life
			(in years)
August 10, 2005	270,729	$13.19	1.6
November 21, 2006	17,586	14.78	2.9
November 20, 2007	19,919	11.32	3.9
August 18, 2010	223,428	10.21	6.6
March 15, 2011	13,600	12.06	7.2
August 17, 2011	51,138	11.53	7.6
November 19, 2012	17,500	13.10	8.9
November 19, 2013	66,300	14.14	9.9
Total	680,200	$12.14	4.9

At December 31, 2013, there was $608 thousand of total unrecognized compensation cost related to options granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 3.6 years.

The compensation expense recognized for the period ended December 31, 2013, 2012 and 2011 was $155 thousand, $148 thousand and $138 thousand, respectively.

Summary of Non-vested Stock Award activity:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at the beginning of the period	60,390	$10.33	80,190	$10.32	99,000	$10.21
Issued	42,700	14.14	-	-	4,950	12.06
Vested	19,800	10.30	19,800	10.30	18,810	10.21
Forfeited	-	-	-	-	4,950	10.21
Outstanding at the end of the period	83,290	$10.99	60,390	$10.33	80,190	$10.32

As of December 31, 2013, there was $915 thousand of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted average period of 3.6 years.

The compensation expense recognized for the period ended December 31, 2013, 2012 and 2011 was $218 thousand, $204 thousand and $202 thousand, respectively.

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

In addition, the Company is to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets as of December 31, 2013 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$81,659	$-
U.S. Treasury and federal agencies	-	32,903	-
Corporate securities	-	10,797	-
Equity securities	30	-	-
Totals	$30	$125,359	$-

Those assets as of December 31, 2012 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$55,636	$-
U.S. Treasury and federal agencies	-	40,091	-
Corporate securities	-	10,466	-
Equity securities	13	-	-
Totals	$13	$106,193	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
					Total
	Total	Level 1	Level 2	Level 3	(Losses)
December 31, 2013
Assets:
Impaired loans	$3,666	$-	$3,666	$-	$(17)
Real estate owned	359	-	359	-	(160)

December 31, 2012
Assets:
Impaired loans	$3,634	$-	$3,434	$200	$(271)
Real estate owned	808	-	808	-	(108)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell.  These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the twelve months ended December 31, 2013 were $3.7 million.  Such loans were carried at the value of $3.7 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $17 thousand.  Total loans remeasured at fair value for the twelve months ended December 31, 2012 were $3.6 million.  Such loans were carried at the value of $3.9 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $271 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement.  Total real estate owned remeasured at fair value for the twelve months ended December 31, 2013 was $1.2 million, of which $1.0 million was sold. These properties were carried at the value of $519 thousand immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $160 thousand.

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

	December 31, 2013
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$87,619	$87,619	$-	$-
Investment securities:
Held to maturity	3,312	-	3,402	-
Available for sale	125,389	30	125,359	-
Loans receivable, net	744,802	-	744,333	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	419,608	-	436,163	-
Passbook savings and club accounts	170,661	-	178,939	-
Certificates	190,379	-	189,821	-
Advances from Federal Home Loan Bank	110,000	-	118,787	-
Junior subordinated debenture	10,309	-	9,278	-

	December 31, 2012
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$163,422	$163,422	$-	$-
Investment securities:
Held to maturity	10,568	-	10,702	-
Available for sale	106,206	13	106,193	-
Loans receivable, net	703,898	-	731,546	-
Federal Home Loan Bank stock	6,390	-	6,390	-

Liabilities:
NOW and other demand deposit accounts	417,400	-	427,510	-
Passbook savings and club accounts	166,861	-	171,848	-
Certificates	217,503	-	215,638	-
Advances from Federal Home Loan Bank	110,000	-	124,140	-
Junior subordinated debenture	15,464	-	12,371	-

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

Federal Home Loan Bank (FHLB) Stock— Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2013 and 2012.  The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2013 and 2012, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at December 31, 2013 as compared to $4.6 million at December 31, 2012. The Company completed its annual goodwill impairment test as of August 1, 2013 and concluded that goodwill was not impaired. At December 31, 2013, no triggering events have occurred from the date of impairment test that would have impaired goodwill.

The core deposit intangible totaled $625 thousand at December 31, 2013 as compared to $675 thousand at December 31, 2012. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

16.	REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	2013			2012
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
Balance, January 1,	$412	$494	$906	$98	$-	$98
Transfers into Real Estate Owned	781	384	1,165	555	494	1,049
Sales of Real Estate Owned	(897)	(676)	(1,573)	(241)	-	(241)
Balance, December 31,	$296	$202	$498	$412	$494	$906

17.	RELATED PARTY TRANSACTION
The Company obtains legal services from McCrosson and Stanton, PC, a law firm located in Ocean City, NJ.  Dorothy F. McCrosson, a Director at the Company since January 2011, is Managing Partner at McCrosson and Stanton, PC.   Legal fees paid to McCrosson and Stanton, PC were $172 thousand, $172 thousand and $136 thousand during the years ended December 31, 2013, 2012 and 2011, respectively.

18.	PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT ONLY

	December 31,
	2013	2012
Assets:
Cash and cash equivilents	$3,685	$4,241
Investment securities	4,064	4,578
Investment in subsidiary	103,541	105,439
Other assets	5,717	6,202
Total assets	$117,007	$120,460

Liabilities:
Junior subordinated debenture	$10,309	$15,464
Other liabilities	475	268
Total liabilities	10,784	15,732
Stockholders' equity	106,223	104,728
Total liabilities and stockholders' equity	$117,007	$120,460

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - PARENT ONLY

	Years Ended December 31,
	2013	2012	2011
Interest income	$419	$500	$659
Interest expense	1,192	1,341	1,341
Net interest loss	(773)	(841)	(682)
Other Income	7	15	-
Other expenses	271	147	158
Loss before income tax benefit and equity in undistributed earnings in subsidiary	(1,037)	(973)	(840)
Income tax	(351)	(331)	(286)
Loss before equity in undistributed earnings in subsidiary	(686)	(642)	(554)
Dividends distributed from subsidiary	6,000	3,600	-
Equity in undistributed earnings of subsidiary	35	2,043	5,612
Net income	$5,349	$5,001	$5,058

Other comprehensive income, net of tax
Unrealized gain on available for sale securities	$(2,761)	$675	$60
Unrealized (loss) on post retirement life benefit	138	(148)	-
Total other comprehensive income, netof tax	(2,623)	527	60
Total comprehensive income	$2,726	$5,528	$5,118

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$5,349	$5,001	$5,058
Equity in undistributed earnings in subsidiary	(6,035)	(5,643)	(5,612)
Net amortization of investment premiums/discounts	4	4	5
Dividends from subsidiary	6,000	3,600	3,200
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	10	(1)	26
Prepaid expenses and other assets	86	519	13,474
Other liabilities	(204)	(21)	(39)
Intercompany payables	413	-	(1)
Net cash provided by operating activities	5,623	3,459	16,111

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	248	342	426
Principal repayment of mortgage backed securities available for sale	444	562	878
Principal payments on ESOP loan	326	311	297
Proceeds from call of investment secruities available for sale	-	-	500
Proceeds from call of investment secruities available for sale	155	-	-
Net cash provided by investing activities	1,173	1,215	2,101

FINANCING ACTIVITIES:
Purchase of treasury stock	(966)	(4,798)	(59)
Proceeds from stock options exercised	436	165
Dividends paid	(1,667)	(1,725)	(1,751)
Cash used for acquisition, net of cash acquired	-	-	(11,787)
Partial redemption of junior subordinated debt	(5,155)	-	-
Net cash (used in) financing activities	(7,352)	(6,359)	(13,597)

Net increase (decrease) in cash & cash equivalents	(556)	(1,684)	4,615

Cash and cash equivalents - beginning	4,241	5,925	1,310

Cash and cash equivalents - ending	$3,685	$4,241	$5,925

19.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Total interest income	$8,730	$8,698	$8,683	$8,860
Total interest expense	2,251	2,168	2,102	1,990

Net interest income	6,479	6,530	6,581	6,870
Provision for loan losses	202	192	186	177
Net interest income after provision for loan losses	6,277	6,338	6,395	6,693

Other income	1,102	1,125	1,128	1,108
Other expense	5,470	5,449	5,503	5,550

Income before income taxes	1,909	2,014	2,020	2,251
Income taxes	729	655	696	765

Net income	$1,180	$1,359	$1,324	$1,486

Earnings per share basic (1)	$0.18	$0.21	$0.20	$0.23
Earnings per share diluted (1)	$0.18	$0.21	$0.20	$0.22
(1) Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Total interest income	$9,611	$9,413	$9,075	$8,751
Total interest expense	2,726	2,616	2,567	2,308

Net interest income	6,885	6,797	6,508	6,443
Provision for loan losses	173	253	148	320
Net interest income after provision for loan losses	6,712	6,544	6,360	6,123

Other income	905	966	1,029	1,104
Other expense	5,401	5,391	5,447	5,323

Income before income taxes	2,216	2,119	1,942	1,904
Income taxes	862	822	750	746

Net income	$1,354	$1,297	$1,192	$1,158

Earnings per share basic (1)	$0.20	$0.19	$0.18	$0.18
Earnings per share diluted (1)	$0.20	$0.19	$0.18	$0.18
(1) Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

Report of Independent Registered Public Accounting Firm is located on page 49 of this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer.  The code of ethics is available under Governance Documents in the Investor Relations section of our website at www.ochome.com.

ITEM 11.              EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)          Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued upon the exercise of options under the Company’s equity incentive plans.  The plans were approved by the Company’s stockholders.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance under
	the exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in the first column)

Equity compensation plans approved by security holders	680,200	$12.14	–

Equity compensation plans not approved by security holders	–	–	–

Total	680,200	$12.14	–

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

10.1*	Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.2*	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 2008, SEC File No 000-51000.

10.3*	Salary Continuation Agreement by and between Ocean City Home Bank and Kim M. Davidson and all amendments thereto	Exhibit 10.1 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.4*	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.5*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.6*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.2 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.7*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.8*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.9*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck	Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.10*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.11*	Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi)	Exhibit 10.1 to Form 8-K filed on December 20, 2012, SEC File No. 000-53856.

10.12*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito	Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.13*	Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan	Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

Exhibit No.	Description	Incorporated by Reference to:

10.14*	Ocean City Home Bank Director and Executive Life Insurance Plan	Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.15*	Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan	Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.16	Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.17*	Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended	Exhibit 10.15 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.18*	Ocean Shore Holding Co. 2005 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on June 7, 2005, SEC File No. 000-51000.

10.19*	Ocean Shore Holding Co. 2010 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on May 19, 2010, SEC File No. 000-51000.

10.20*
Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan
Exhibit 10 to Registration Statement on Form S-8 (File No. 333-121595) filed on August 15, 2005.

10.21*	Form of Incentive Stock Option Award Agreement	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.22*	Form of Non-Statutory Stock Option Award Agreement	Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010).

10.23*	Form of Restricted Stock Award Agreement	Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.24*	Supplemental Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 8-K filed January 31, 2014, SEC File No. 000-53856.

21	Subsidiaries

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Exhibit No.	Description	Incorporated by Reference to:

101.0
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

___________
*   Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 17, 2014	By:	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven E. Brady	President, Chief Executive Officer	March 17, 2014
Steven E. Brady	(principal executive officer)

/s/ Donald F. Morgenweck	Senior Vice President and Chief	March 17, 2014
Donald F. Morgenweck	Financial Officer
(principal accounting and
financial officer)

/s/ Frederick G. Dalzell, M.D.	Director	March 17, 2014
Frederick G. Dalzell, M.D.

/s/ Christopher J. Ford	Director	March 17, 2014
Christopher J. Ford

/s/ Dorothy F. McCrosson, Esq	Director	March 17, 2014
Dorothy F. McCrosson, Esq.

/s/ Robert A. Previti, Ed.D.	Director	March 17, 2014
Robert A. Previti, Ed.D.

/s/ John L. Van Duyne, Jr.	Director	March 17, 2014
John L. Van Duyne, Jr.

/s/ Samuel R. Young	Director	March 17, 2014
Samuel R. Young

