Form 10-Q
period 2014-03-31
Ocean Shore Holding Co.
filed 2014-05-12
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

At May 2, 2014, the registrant had 6,757,072 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
ASSETS	2014	2013
	(Dollars in thousands)
Cash and amounts due from depository institutions	$9,185	$9,509
Interest-earning bank balances	73,279	$78,110

Cash and cash equivalents	82,464	87,619

Investment securities held to maturity
(estimated fair value—$1,536 at March 31, 2014; $3,402 at December 31, 2013)	1,428	3,312
Investment securities available for sale
(amortized cost— $126,756 at March 31, 2014; $129,776 at December 31, 2013)	123,341	125,389
Loans—net of allowance for loan losses of $4,214 at March 31, 2014 and $4,199 at December 31, 2013	757,639	744,802
Accrued interest receivable:
Loans	2,409	2,391
Investment securities	201	142
Federal Home Loan Bank stock—at cost	6,320	6,320
Office properties and equipment—net	13,240	13,143
Prepaid expenses and other assets	2,538	3,062
Real estate owned	340	498
Cash surrender value of life insurance	23,352	23,196
Net deferred tax asset	4,521	4,919
Goodwill	4,630	4,630
Other intangible assets	609	625
TOTAL ASSETS	$1,023,032	$1,020,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$100,135	$96,750
Interest bearing deposits	683,299	683,897
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debentures	10,309	10,309
Advances from borrowers for taxes and insurance	3,968	3,702
Accrued interest payable	793	1,024
Other liabilities	8,334	8,143

Total liabilities	916,839	913,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; shares outstanding: 6,757,072 at March 31, 2014; 6,903,352 at December 31, 2013	73	73
Additional paid-in capital	65,571	65,401
Retained earnings - partially restricted	53,463	52,287
Treasury stock—at cost: 550,518 at March 31, 2014; 404,238 at December 31, 2013	(7,354)	(5,304)
Common stock acquired by employee benefits plans	(2,896)	(2,981)
Deferred compensation plans trust	(600)	(586)
Accumulated other comprehensive loss	(2,063)	(2,667)

Total stockholders’ equity	106,194	106,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023,032	$1,020,048

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,183	$8,037
Taxable interest on mortgage-backed securities	352	292
Non-taxable interest on municipal securities	3	19
Taxable interest and dividends on other investment securities	333	382

Total interest and dividend income	8,871	8,730

INTEREST EXPENSE:
Deposits	644	838
Borrowings	1,267	1,413

Total interest expense	1,911	2,251

NET INTEREST INCOME	6,960	6,479

PROVISION FOR LOAN LOSSES	88	202

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,872	6,277

OTHER INCOME:
Service charges	447	528
Cash surrender value of life insurance	156	163
Other	403	411

Total other income	1,006	1,102

OTHER EXPENSE:
Salaries and employee benefits	3,247	3,190
Occupancy and equipment	1,287	1,244
Federal insurance premiums	137	130
Advertising	89	103
Professional services	265	309
Real estate owned activity	13	21
Charitable contributions	38	38
Other operating expenses	370	435

Total other expenses	5,446	5,470

INCOME BEFORE INCOME TAXES	2,432	1,909

INCOME TAX EXPENSE	845	729

NET INCOME	$1,587	$1,180
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	604	(21)
Unrealized gain (loss) on post retirement life benefit	-	(46)

TOTAL COMPREHENSIVE INCOME	$2,191	$1,113

Earnings per share, basic:	$0.25	$0.18
Earnings per share, diluted:	$0.24	$0.18

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,587	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	359
Provision for loan losses	88	202
Stock based compensation expense	247	218
Cash surrender value of life insurance	(156)	(163)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(77)	(52)
Prepaid expenses and other assets	524	10
Accrued interest payable	(231)	(363)
Other liabilities	191	342
Net cash provided by operating activities	2,455	1,733
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	3,003	1,662
Investment securities held to maturity	50	73
Loans originated, net of repayments	(12,980)	(6,103)
Purchases of:
Investment securities held to maturity	(494)	(2,328)
Investment securities available for sale	-	(25,763)
Office properties and equipment	(334)	(80)
Proceeds from sale of:
Real estate owned	239	314
Proceeds from maturities and calls of:
Investment securities held to maturity	2,328	3,588
Investment securities available for sale	-	10,032
Cash used for acquisition, net of cash acquired
Net cash (used in) investing activities	(8,188)	(18,605)
FINANCING ACTIVITIES:
Increase in deposits	2,778	6,907
Dividends paid	(411)	(420)
Purchase of shares by deferred compensation plans trust	(14)	(16)
Purchase of treasury stock	(2,050)	—
Stock options exercised	9	417
Increase in advances from borrowers for taxes and insurance	266	142
Net cash provided by financing activities	578	7,030
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,155)	(9,842)
CASH AND CASH EQUIVALENTS—Beginning of period	87,619	163,422
CASH AND CASH EQUIVALENTS—End of period	$82,464	$153,580
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$2,134	$2,605
Income Taxes	$—	$752
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$81	$382

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, other-than-temporary impairment on investment securities, goodwill and intangible impairment, deferred income taxes and the fair value measurements of financial instruments. Actual results could differ from those estimates under different assumptions and conditions, and the differences may be material to the consolidated financial statements.

New Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force. This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$-	$-	$494
US Treasury and government sponsored entity mortgage-backed securities	934	108	-	1,042
Totals	$1,428	$108	$-	$1,536

Available for Sale
Debt securities:
Corporate	$11,567	$157	$(853)	$10,871
U.S. Treasury and federal agencies	35,035	-	(1,351)	33,684
Equity securities	3	29	-	32
US treasury and government sponsored entity mortgage-backed securities	80,121	392	(1,759)	78,754
Totals	$126,726	$578	(3,963)	$123,341

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$2,328	$-	$-	$2,328
US Treasury and government sponsored entity mortgage-backed securities	984	90	-	1,074
Totals	$3,312	$90	$-	$3,402

Available for Sale
Debt securities:
Corporate	$11,551	$155	$(909)	$10,797
US Treasury and federal agencies	35,035	-	(2,132)	32,903
Equity securities	3	27	-	30
US Treasury and government sponsored entity mortgage-backed securities	83,187	392	(1,920)	81,659
Totals	$129,776	$574	(4,961)	$125,389

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$9,801	$(234)	$23,883	$(1,117)	$33,684	$(1,351)
Corporate	-	-	3,852	(853)	3,852	(853)
US treasury and government sponsored entity mortgage-backed securities	72,388	(1,757)	147	(2)	72,535	(1,759)
Equity securities	-	-	-	-	-	-
Totals	$82,189	$(1,991)	$27,882	(1,972)	110,071	$(3,963)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$27,221	$(1,814)	$5,682	$(318)	$32,903	$(2,132)
Corporate	-	-	3,796	(909)	3,796	(909)
US treasury and government sponsored entity mortgage-backed securities	74,803	(1,917)	474	(3)	75,277	(1,920)
Equity securities	-	-	-	-	-	-
Totals	$102,024	$(3,731)	$9,952	(1,230)	111,976	$(4,961)

Management has reviewed its investment securities as of March 31, 2014 and has determined that all declines in fair value below amortized cost are temporary.

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

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that a security in an unrealized loss position is designated to be sold or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the impairment of such security is concluded to be other than temporary and the entire amount of the unrealized loss will be recorded in earnings. If the Company has not made a decision to sell the security and it is not more likely than not that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company concludes that the entire amortized cost basis of the security will not be recovered, while the OTTI is concluded to exists, the Company only recognizes currently in earnings the amount of decline in value attributable to credit deterioration, with the remaining component of OTTI presented in other comprehensive income.

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors. The Company continues to own these investments at March 31, 2014. These securities have Fitch credit ratings below investment grade at March 31, 2014. The underlying collateral consists of the bank trust capital securities of over 50 institutions. Each of the securities is in the mezzanine levels of credit subordination and defaults experienced in the pool for each security has significantly exceeded thresholds contemplated in the structure at the time of origination at the time of impairment and at March 31, 2014.

Corporate Debt Securities - The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At March 31, 2014, one debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 18.1% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. The unrealized loss on these debt securities relates principally to the increased credit spread and rising interest rate environment in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of March 31, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value including all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2014, four U.S. Treasury security and two agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 4.5% from the Company’s amortized cost basis due to lower prices resulting from a rising interest rate environment. These securities were performing in accordance with their contractual terms as of March 31, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value including all contractual principal and interest payments related to those investments.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$494	$494	$1,000	$1,000
Due after 1 year through 5 years	-	-	5,896	6,052
Due after 5 years through 10 years	-	-	15,000	14,679
Due after 10 years	-	-	24,706	22,822
Total	$494	$494	$46,602	$44,553

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated as borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $32 thousand as of March 31, 2014. Mortgage-backed securities had a cost of $80.1 million and a fair value of $78.8 million as of March 31, 2014.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$554,487	$545,812
Commercial and multi-family	92,056	90,855
Total real estate-mortgage	646,543	636,667
Real estate - construction:
Residential	30,353	25,113
Commercial	938	2,510
Total real estate - construction	31,291	27,623
Commercial	23,553	23,445
Consumer:
Home equity	56,655	57,367
Other consumer loans	463	628
Total consumer loans	57,118	57,995
Total loans	758,505	745,730
Net deferred loan cost	3,348	3,271
Allowance for loan losses	(4,214)	(4,199)
Net total loans	$757,639	$744,802

Changes in the allowance for loan losses are as follows:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$4,199	$3,997
Provision for loan loss	88	202
Charge-offs	(74)	(70)
Recoveries	1	13

Balance, end of period	$4,214	$4,142

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $88 thousand for the three months ended March 31, 2014 as compared to $202 thousand for the comparable period in 2013. The increase in the allowance for loan losses of $15 thousand at March 31, 2014 from December 31, 2013 resulted from a decrease in general reserves required of $139 thousand offset in part by an increase of $154 thousand in specific reserves on impaired loans in 2014. The Company experienced total net charge-off activity for 2014 of $73 thousand compared to $57 thousand for 2013.

Non-performing assets segregated by class of loans are as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,568	$3,618
Commercial and multi-family	354	463
Real estate – construction	-	-
Commercial	-	-
Consumer	661	674
Non-accrual loans	3,583	4,755
Troubled debt restructuring, non-accrual	936	316
Total non-performing loans	4,519	5,071
Real estate owned	340	498
Total non-performing assets	$4,859	$5,569

The reserve for delinquent interest on loans totaled $274 thousand and $262 thousand, at March 31, 2014 and December 31, 2013, respectively.

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the three month periods ended March 31, 2014 and 2013:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(1,375)	—	—	(1,375)
Charge-offs, net	(189)	189	—	—
Amortization of loan premium	—	—	(51)	(51)
Balance at March 31, 2014	$49,273	$(2,910)	$695	$47,058

Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(5,027)	—	—	(5,027)
Charge-offs, net	(88)	88	—	—
Amortization of loan premium	—	—	(43)	(43)
Balance at March 31, 2013	$58,575	$(3,335)	$940	$56,180

An age analysis of past due loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2014
Real Estate
1-4 Family Residential	$1,853	$1,517	$2,568	$5,938	$548,549	$554,487
Commercial and Multi-Family	110	-	354	464	91,592	92,056
Construction	-	-	-	-	31,291	31,291
Commercial	-	-	-	-	23,553	23,553
Consumer	200	-	661	861	56,257	57,118
Total	$2,163	$1,517	$3,583	$7,263	$751,242	$758,505

December 31, 2013
Real Estate
1-4 Family Residential	$1,271	$-	$3,427	$4,698	$541,114	$545,812
Commercial and Multi-Family	-	-	763	763	90,092	90,855
Construction	-	-	-	-	27,623	27,623
Commercial	-	-	-	-	23,445	23,445
Consumer	266	50	647	963	57,032	57,995
Total	$1,537	$50	$4,837	$6,424	$739,306	$745,730

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
March 31, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$3,479	$3,516	$-	$139
Commercial and Multi-Family	354	354	-	354
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	658	658	-	60
With an allowance recorded
Real Estate
1-4 Family Residential	4,255	4,300	468	387
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	717	717	45	359
Consumer	251	263	58	63
Total
Real Estate
1-4 Family Residential	7,734	7,816	468	215
Commercial and Multi-Family	354	354	-	354
Construction	-	-	-	-
Commercial	717	717	45	359
Consumer	909	921	58	61

December 31, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,707	$2,744	$-	$193
Commercial and Multi-Family	463	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	674	674	-	61
With an allowance recorded
Real Estate
1-4 Family Residential	3,127	3,166	396	284
Commercial and Multi-Family	-	-	-	-
Commercial	-	-	-	-
Consumer	121	121	21	121
Total
Real Estate
1-4 Family Residential	5,834	5,910	396	233
Commercial and Multi-Family	463	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	795	795	21	66

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans that are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of March 31, 2014, the Company entered into twelve TDR agreements with a total carrying value of $3.7 million of which two were not performing totaling $192 thousand. The company granted concessions in the form of a reduction in interest rate to these borrowers.

Included in impaired loans at March 31, 2014 were 12 TDRs, which had a specific reserve of $372 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of March 31, 2014 and December 31, 2013, respectively.

	As of March 31, 2014			As of December 31, 2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
		(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	8	$3,210	$3,210	6	$2,216	$2,216
Consumer	3	244	244	1	121	121
Commercial	1	217	217
Total	12	3,671	3,671	7	$2,337	$2,337

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

The following table presents classified loans by class of loans as of March 31, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
	(Dollars in thousands)
Grade:
Special Mention	$5,557	$3,692	$541	$629	$-	$-	$-	$90	$972	$1,040
Substandard	7,763	7,612	3,382	3,645	-	-	750	665	1,110	900
Doubtful and Loss	-	-	-	-	-	-	-	-	-	-
Total	$13,320	$11,304	$3,923	$4,274	$-	$-	$750	$755	$2,082	$1,940

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
	(Dollars in thousands
Performing	$551,040	$541,878	$91,702	$90,392	$31,291	$27,623	$23,553	$23,445	$56,400	$57,321
Non-Performing	3,447	3,934	354	463	-	-	-	-	718	674
Total	$554,487	$545,812	$92,056	$90,855	$31,291	$27,623	$23,553	$23,445	$57,118	$57,995

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2014 and December 31, 2013. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(62)	-	-	-	(12)	(74)
Recoveries	1	-	-	-	-	1
Provision for loan losses	51	58	3	(40)	16	88
Ending balance	$2,971	$609	$88	$190	$356	$4,214
Ending balance: individually evaluated for impairment	$468	-	-	$45	$58	$571
Ending balance: collectively evaluated for impairment	$2,503	$609	$88	$145	$298	$3,643
Loan Receivables:
Ending balance	$554,487	$92,056	$31,291	$23,553	$57,118	$758,505
Ending balance: individually evaluated for impairment	$7,734	$354	-	$717	$909	$9,714
Ending balance: collectively evaluated for impairment	$546,753	$91,702	$31,291	$22,836	$56,209	$748,791

December 31, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(393)	(79)	-	(75)	(20)	(567)
Recoveries	-	-	-	-	12	12
Provision for loan losses	789	121	(102)	19	(70)	757
Ending balance	$2,981	$551	$85	$230	$352	4,199
Ending balance: individually evaluated for impairment	$396	$-	$-	$-	$21	417
Ending balance: collectively evaluated for impairment	$2,585	$551	$85	$230	$331	3,782
Loan Receivables:
Ending balance	$545,812	$90,855	$27,623	$23,455	$57,995	$745,730
Ending balance: individually evaluated for impairment	$5,559	$-	$-	$463	$795	$6,817
Ending balance: collectively evaluated for impairment	$540,253	$90,855	$27,623	$22,982	$57,200	$738,913

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)

NOW and other demand deposit accounts	$423,120	0.13%	$419,608	0.12%
Passbook savings and club accounts	170,570	0.20%	170,660	0.20%
Subtotal	593,690		590,268
Certificates with original maturities:
Within one year	63,081	0.35%	68,941	0.41%
One to three years	101,317	0.99%	95,397	1.39%
Three years and beyond	25,346	1.91%	26,041	2.56%
Total certificates	189,744		190,379
Total	$783,434		$780,647

The aggregate amount of certificate accounts in denominations of $100 thousand or more at March 31, 2014 and December 31, 2013 amounted to $69.7 million and $68.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at March 31, 2014 and December 31, 2013 amounted to $167.9 million and $164.2 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,587	$1,180
Denominators:
Basic average shares outstanding	6,412,342	6,491,786
Effect of dilutive common stock equivalents	110,469	110,612
Diluted average shares outstanding	6,522,024	6,602,398

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.18

At March 31, 2014 and 2013, there were 633,319 and 539,395 outstanding anti-dilutive options, respectively, and 82,300 and 59,400 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2014 and 2013 and changes during the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	680,200	$12.14	649,313	$11.95
Granted	—	—	—	—
Exercised	720	11.53	33,613	12.41
Forfeited	—	—	—	—
Outstanding at the end of the period	679,480	$12.14	615,700	$11.92
Exercisable at the end of the period	474,118	$12.24	413,913	$12.47
Stock options vested or expected to vest (1)	426,706	$12.24	372,522	$12.47

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2014:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	270,729	$13.19	1.4 years
November 21, 2006	17,586	$14.78	2.6 years
November 20, 2007	19,919	$11.32	3.6 years
August 18, 2010	223,428	$10.21	6.4 years
March 15, 2011	13,600	$12.06	7.0 years
August 17, 2011	50,418	$11.53	7.4 years
November 19, 2012	17,500	$13.10	8.6 years
November 19, 2013	66,300	$14.14	9.6 years
Total	679,480	$12.14	4.7 years

The compensation expense recognized for the three months ended March 31, 2014 was $46 thousand as compared to $38 thousand for the three months ended March 31, 2013.

At March 31, 2014, there was $562 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

Summary of Non-vested Stock Award Activity:

	Three Months ended March 31, 2014		Three Months ended March 31, 2013
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	83,290	$10.99	60,390	$10.33
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at March 31, 2013	82,300	$12.29	59,400	$10.30

The compensation expense recognized for the three months ended March 31, 2014 was $81 thousand as compared to $51 thousand for the three months ended March 31, 2013.

As of March 31, 2014, there was $834 thousand of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 3.4 years.

7.	INCOME TAXES

Income tax expense was $845 thousand for an effective tax rate of 34.7% for the three months ended March 31, 2014 compared to $729 thousand for an effective tax rate of 38.2% for the same period in 2013. The decrease in the effective tax rate was primarily based upon a reduction in state income tax expense as a result of forming a subsidiary real estate investment trust in the second quarter of 2013.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2014 and December 31, 2013, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2014, the tax years ended December 31, 2010 through 2013 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2009 through 2013 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the first quarter of 2014, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on February 28, 2014 to stockholders of record as of the close of business on February 7, 2014.

On November 20, 2013, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 210,000 shares of the Company’s outstanding common stock, or approximately 3% of outstanding shares. The repurchase program was conducted through open market purchases and was completed on March 13, 2014 at a weighted average cost of $13.95. During the March 2014 quarter, the Company repurchased a total of 147,000 shares at a weighted average cost of $13.94.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2014 and 2013. A summary of the changes in components of Accumulated Other Comprehensive Income for the three months ended March 31, 2014 and 2013 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	1,002	-	1,002
Tax benefit	(398)	-	(398)
Ending balance – 03/31/2014	$(2,053)	$(10)	$(2,063)

Beginning balance – 01/01/2013	$104	$(148)	$(44)
Current period change	(35)	(46)	(81)
Tax benefit	14	-	14
Ending balance – 03/31/2013	$83	$(194)	$(111)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2014 and December 31, 2013:

	Category Used for Fair Value Measurement
March 31, 2014	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$78,754	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	33,684	-
Corporate securities	-	10,871	-
Equity securities	32	-	-
Totals	$32	$123,309	$-

	Category Used for Fair Value Measurement
December 31, 2013	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$81,659	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	32,903	-
Corporate securities	-	10,797	-
Equity securities	30	-	-
Totals	$30	$125,359	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement			Total (Losses) Gains
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2014
Assets:
Impaired loans	$4,316	$-	$1,686	$2,630	$(236)
Real estate owned	81	-	81	-	(36)

March 31, 2013
Assets:
Impaired loans	$2,976	$-	$2,776	$200	$(64)
Real estate owned	382	-	382	-	-

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At March 31, 2014, total loans remeasured at fair value were $4.3 million. Such loans were carried at the value of $4.5 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $236 thousand. At March 31, 2013, total loans remeasured at fair value were $3.0 million. Such loans were carried at the value of $3.1 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $64 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the three months ended March 31, 2014 was $81 thousand. This property was carried at a value of $117 thousand immediately prior to remeasurement, resulting in recognition of impairment through earnings of $36 thousand.

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

		Category Used For Fair Value
March 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$82,464	$82,464	$-	$-
Investment securities:
Held to maturity	1,428	-	1,536	-
Available for sale	123,341	32	123,309	-
Loans receivable, net	757,639	-	756,480	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	423,120	-	406,166	-
Passbook savings and club accounts	170,570	-	163,967	-
Certificates	189,744	-	185,434	-
Advances from Federal Home Loan Bank	110,000	-	119,492	-
Junior subordinated debenture	10,309	-	9,484	-

		Category Used For Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,619	$87,619	$-	$-
Investment securities:
Held to maturity	3,312	-	3,402	-
Available for sale	125,389	30	125,359	-
Loans receivable, net	744,802	-	744,333	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	419,608	-	436,163	-
Passbook savings and club accounts	170,661	-	178,939	-
Certificates	190,379	-	189,821	-
Advances from Federal Home Loan Bank	110,000	-	118,787	-
Junior subordinated debenture	10,309	-	9,278	-

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2014. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2014 and December 31, 2013, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at March 31, 2014 as compared to $4.6 million at December 31, 2013. The Company completed its annual goodwill impairment test as of August 1, 2013 and concluded that goodwill was not impaired. At March 31, 2014, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $609 thousand at March 31, 2014 as compared to $625 thousand at December 31, 2013. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2014			2013
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$295	$203	$498	$412	$494	$906
Transfers into Real Estate Owned	81	–	81	–	382	382
Sales of Real Estate Owned	(78)	(161)	(239)	(314)	–	(314)
Balance, March 31,	$298	$42	$340	$98	$876	$974

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

Total assets of the Company increased $3.0 million to $1,023.0 million at March 31, 2014 from $1,020.0 million at December 31, 2013. Loans receivable, net, increased $3.8 million, investment and mortgage-backed securities decreased $3.9 million and cash and cash equivalents decreased by $5.2 million. Asset growth was funded by an increase in deposits of $2.8 million while borrowings were unchanged at $120.3 million.

Investments

Investments and mortgage-backed securities decreased $3.9 million to $124.8 million at March 31, 2014 from $128.7 million at December 31, 2013. The decrease was primarily the result of repayments, calls and maturities of $5.4 million offset by purchases of $494 thousand of municipal investments and an increase in the available for sale valuation of $1.0 million.

Loans

Loans receivable, net, increased $12.8 million to $757.6 million at March 31, 2014 from $744.8 million at December 31, 2013. Loan originations and other advances totaled $37.4 million for the three months ended March 31, 2014 compared to $43.2 million originated in the three months ended March 31, 2013. Real estate mortgage loan originations totaled $22.5 million, real estate and commercial construction loan originations totaled $7.8 million, consumer loan originations totaled $3.6 million and commercial loan originations totaled $3.5 million for the first quarter of 2014. Origination activity was offset by $24.6 million of normal loan payments and payoffs, compared to payments and payoffs of $37.6 million in the same period of the prior year.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2014.

	March 31, 2014	December 31, 2013	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$554,487	$545,812	$8,675	1.6%
Commercial and multi-family	92,056	90,855	1,201	1.3
Total real estate – mortgage	646,543	636,667	9,876	1.6

Real estate – construction:
Residential	30,353	25,113	5,240	20.9
Commercial	938	2,510	(1,572)	(62.6)
Total real estate – construction	31,291	27,623	3,668	13.3

Commercial	23,553	23,445	108	0.5

Consumer
Home equity	56,655	57,367	(712)	(1.2)
Other consumer loans	463	628	(165)	(26.3)
Total consumer loans	57,118	57,995	(877)	(1.5)

Total loans	758,505	745,730	12,775	1.7
Net deferred loan cost	3,348	3,271	77	2.4
Allowance for loan losses	(4,214)	(4,199)	(15)	0.4
Net total loans	$757,639	744,802	$12,837	1.7%

Non-Performing Assets

Non-performing assets totaled $4.9 million, or 0.47% of total assets, at March 31, 2014 compared to $5.6 million or 0.55% of total assets at December 31, 2013. The decrease from December 31, 2013 was the result of decreases in non-performing loans of $1.0 million and real estate owned of $158 thousand offset by an increase in TDR non-accrual loans of $620 thousand. Non-performing assets consisted of fourteen residential mortgages totaling $2.6 million, one commercial mortgage totaling $354 thousand, nine consumer equity loans totaling $661 thousand, two TDR non-accrual loans totaling $936 thousand and four real estate owned properties totaling $340 thousand. Real estate owned decreased by one property while the total balance decreased $158 thousand at March 31, 2014 to $340 thousand from $498 thousand at December 31, 2013.

The allowance for loan losses increased $15 thousand to $4.2 million, or 0.56% of total net loans, from $4.1 million at December 31, 2013, or 0.58% of total net loans. The increase in the allowance for loan losses resulted from net charge-offs of $73 thousand offset by an additional to the allowance of $88 thousand. Net charge-offs totaled $73 thousand in 2014 compared to $57 thousand for the same period in 2013. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in March 2014 from December 2013. At March 31, 2014, the specific allowance on loans individually evaluated for impairment was $571 thousand and pooled allowance on the remainder of the loan portfolio was $3.6 million as compared to specific allowance on loans individually evaluated for impairment of $417 thousand and pooled allowance on the reminder of the loan portfolio of $3.8 million at December 31, 2013.

	Three months Ended March 31,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$4,199	$3,997
Provision for loan losses	88	202

Recoveries	1	12
Charge-offs	(74)	(69)
Net (charge-offs) recoveries	(73)	(57)

Allowance at end of period	$4,214	$4,142
Allowance for loan losses as a percent of total loans	0.56%	0.58%
Allowance for loan losses as a percent of non-performing loans	93.3%	76.7%

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$2,568	$3,618
Real estate - commercial	354	463
Real estate - construction	─	─
Commercial	─	─
Consumer	661	674
Total	3,583	4,755
Troubled debt restructurings - nonaccrual	936	316
Total nonaccrual loans	4,519	5,071
Real estate owned	340	498
Total non-performing assets	$4,859	5,569

Total non-performing loans to total loans	0.60%	0.68%
Total non-performing loans to total assets	0.44%	0.50%
Total non-performing assets to total assets	0.47%	0.55%

Deposits

Deposits increased by $2.8 million, or 0.4%, to $783.4 million at March 31, 2014 from $780.6 million at December 31, 2013. Interest bearing demand deposits increased $128 thousand, non-interest bearing checking increased $3.4 million, savings accounts decreased by $91 thousand and certificates of deposit decreased by $635 thousand. The Company continued its focus on attracting core deposits, which increased $3.4 million to $594 million.

The following table summarizes changes in deposits in the three months ended March 31, 2014.

	March 31,	December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$100,135	$96,750	$3,385	3.5%
Interest-bearing demand deposits	322,985	322,857	128	0.0
Savings accounts	170,570	170,661	(91)	(0.1)
Time deposits	189,744	190,379	(635)	(0.3)
Total	$783,434	$780,647	$2,787	0.4%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at March 31, 2014 from December 31, 2013. Other borrowings were unchanged at $10.3 million at March 31, 2014 compared to December 31, 2013.

Stockholders’ Equity

Stockholders’ equity decreased $30 thousand to $106.2 million at March 31, 2014, primarily as a result of $1.6 million of net income, proceeds from exercises of stock options of $10 thousand, an increase in other comprehensive income of $604 thousand and decreases in contra benefit plans of $152 thousand offset by dividends paid of $411 thousand and share repurchases of $2.0 million.

The Company completed its previously announced repurchase of up to 210,000 shares of the Company’s outstanding common stock, or approximately 3% of outstanding shares. The repurchase program was conducted through open market purchases and was completed on March 13, 2014 at a weighted average cost of $13.95. During the March 2014 quarter, the Company repurchased a total of 147,000 shares at a weighted average cost of $13.94.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Net income was $1.6 million for the three months ended March 31, 2014 as compared to $1.2 million for the three months ended March 31, 2013. The increase of $407 thousand, or 34.5%, in 2014 from 2013 was due primarily to an increase in net interest income and decreases in provision for loan losses and operating expenses offset by a decrease in other income and an increase in income tax expense.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Net income	$1,587	$1,180
Basic earnings per share	$0.25	$0.18
Diluted earnings per share	$0.24	$0.18
Return on average assets (annualized)	0.62%	0.45%
Return on average equity (annualized)	5.95%	4.46%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,183	$8,037	$146	1.8%
Investment securities	688	693	(5)	(0.7)
Total interest income	8,871	8,730	141	1.6

INTEREST EXPENSE:
Deposits	644	838	(194)	(23.2)
Borrowings	1,267	1,413	(146)	(10.3)
Total interest expense	1,911	2,251	(340)	(15.1)
Net interest income	$6,960	$6,479	$481	7.4%

Interest income increased by $141 thousand, or 1.6%, for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Increases in the average balance of loans and investments, offset by lower yields in both categories, was responsible for the increase in interest income.

Interest expense decreased by $340 thousand, or 15.1%, for the quarter ended March 31, 2014 over the same period last year due to decreases in the average balance of interest-bearing deposits and borrowings as well as the cost of those interest bearing liabilities.

The interest rate spread and net interest margin of the Company were 3.11% and 3.17% respectively, for the three months ended March 31, 2014, compared to 3.19% and 3.16% for the same period in 2013. The increase in the net interest margin of 1 basis point resulted from a decrease in the rate earned on interest-earning assets of 21 basis points offset by a decrease in the average rate paid on interest-bearing liabilities of 13 basis points. The decrease in rate on interest-earnings assets resulted from a decrease in the average rate on loans of 21 basis points, a decrease in the average rate on investments of 20 basis points offset by increases in the average balance of loans of $46.9 million and in the average balance of investments of $9.8 million. The decrease in cost of interest-bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 10 basis points and a decrease in the average rate paid on borrowings of 30 basis points and by decreases in the average balance of interest-bearing deposits of $21.0 million and the average balance of borrowings of $5.2 million.

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

Average Balance Tables

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$750,205	$8,183	4.36%	$703,317	$8,037	4.57%
Investment securities	126,813	688	2.17%	117,042	693	2.37%
Total interest-earning assets	877,018	8,871	4.05%	820,359	8,730	4.26%
Noninterest-earning assets	152,687			240,284
Total assets	$1,029,705			$1,060,643

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$336,875	$126	0.15%	$333,367	$134	0.16%
Savings accounts	169,970	84	0.20%	170,955	84	0.20%
Certificates of deposit	189,139	434	0.92%	212,641	620	1.17%
Total interest-bearing deposits	695,984	644	0.37%	716,963	838	0.47%

FHLB advances	110,000	1,044	3.80%	110,000	1,078	3.92%
Subordinated debt	10,309	223	8.67%	15,464	335	8.67%
Total borrowings	120,309	1,267	4.21%	125,464	1,413	4.51%
Total interest-bearing liabilities	816,293	1,911	0.94%	842,427	2,251	1.07%
Noninterest-bearing demand accounts	95,452			100,513
Other liabilities	11,214			11,745
Total liabilities	925,959			954,685

Stockholders’ equity	106,746			105,958
Total liabilities and stockholders’ equity	$1,029,705			$1,060,643

Net interest income		$6,960			$6,479
Interest rate spread			3.11%			3.19%
Net interest margin			3.17%			3.16%
Average interest-earning assets to average interest-bearing liabilities	107.44%			97.38%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $88 thousand in the three months ended March 31, 2014 compared to $202 thousand in the three months ended March 31, 2013. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2014 and 2013 and the changes between the periods.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$447	$528	(15.3)%
Cash surrender value of life insurance	156	163	(4.3)
Other	403	411	(1.9)
Total other income	$1,006	$1,102	(8.7)%

Other income decreased $96 thousand, or 8.7%, to $1.0 million for the three-month period ended March 31, 2014 from the same period in 2013. The decrease in service charges income of $81 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $7 thousand resulted from lower yields on earned on the insurance. Other income decreased $8 thousand primarily from decreases in commissions received and other income.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2014 and 2013 and the changes between periods.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,247	$3,190	1.8%
Occupancy and equipment	1,287	1,244	3.5
Federal insurance premiums	137	130	5.4
Advertising	89	103	(13.6)
Professional services	265	309	(14.2)
Real estate owned expense	13	21	(38.1)
Other operating expense	408	473	(13.7)
Total other expense	$5,446	$5,470	(0.4)%

Other expenses decreased $24 thousand, or 0.4%, to $5.4 million for the three-month period ended March 31, 2014 from the same period in 2013. Increases in salaries and benefits, occupancy and equipment and FDIC insurance expenses of $107 thousand were offset by decreases in advertising, professional services, real estate owned and other expenses of $131 thousand for the first quarter of 2014.

Income Taxes

Income taxes increased $116 thousand to $845 thousand for an effective tax rate of 34.7% for the three months ended March 31, 2014, compared to $729 thousand for an effective tax rate of 38.2% from the same period in 2013. Taxes increased primarily as a result of an increase in income before income taxes offset by a lower effective tax rate resulting. The decrease in the effective tax rate was primarily based upon a reduction in state income tax resulting from the formation of a subsidiary real estate investment trust in the second quarter of 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $82.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $13.3 million at March 31, 2014. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $300.1 million from the Federal Home Loan Bank of New York.

At March 31, 2014, we had $71.0 million in loan commitments outstanding, which included $25.8 million in undisbursed loans, $29.7 million in unused home equity lines of credit and $15.5 million in commercial lines and letters of credit. Certificates of deposit due within one year of March 31, 2014 totaled $124.9 million, or 65.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2014, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $101.4 million, or 10.02% of total adjusted assets, which is above the required level of $40.4 million or 4.0%; Tier 1 risk-based capital of $101.4 million, or 18.97% of total adjusted assets which is above the required level of $21.4 million or 4.0%; and total risk-based capital of $105.0 million, or 19.66% of risk-weighted assets, which is above the required level of $42.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations

MARKET RISK MANAGEMENT

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at December 31, 2013 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	91,569	(45,026)	(33.0)	9.83%	(353	)bp
200	106,625	(29,970)	(21.9)	11.08	(228)
100	120,906	(15,690)	(11.5)	12.18	(118)
50	127,958	(8,638)	(6.3)	12.70	(66)
0	136,595	-	-	13.37	-
(50)	141,222	4,627	3.4	13.65	28
(100)	145,293	8,698	6.4	13.92	55

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

For the three months ended March 31, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2014:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2014 through January 31, 2014	54,000	$13.80	54,000	93,000

Month #2 February 1, 2014 through February 28, 2014	63,600	13.95	63,600	29,400

Month #3 March 1, 2014 through March 31, 2014	29,400	14.19	29,400	-

Total	147,000	13.94	147,000

_______________________

(1)	On November 20, 2013, the Company’s Board of Directors approved the repurchase of up to 210,000 shares of the Company’s common stock. This repurchase plan was completed on March 13, 2014 at a cost of $13.95 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Ocean City Home Bank Supplemental Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(1)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 31, 2014, SEC File No. 000-53856.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 12, 2014	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 12, 2014	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

