Form 10-Q
period 2014-06-30
Ocean Shore Holding Co.
filed 2014-08-11
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 5, 2014, the registrant had 6,559,137 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,		December 31,
	2014		2013
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$10,944		$9,509
Interest-earning bank balances	54,795		78,110

Cash and cash equivalents	65,739		87,619

Investment securities held to maturity (estimated fair value—$1,490 at June 30, 2014; $3,402 at December 31, 2013)	1,389		3,312
Investment securities available for sale (amortized cost—$120,862 at June 30, 2014; $129,776 at December 31, 2013)	118,510		125,389
Loans—net of allowance for loan losses of $4,067 at June 30, 2014 and $4,199 at December 31, 2013	769,556		744,802
Accrued interest receivable:
Loans	2,404		2,391
Investment securities	99		142
Federal Home Loan Bank stock—at cost	6,403		6,320
Office properties and equipment—net	13,114		13,143
Prepaid expenses and other assets	2,912		3,062
Real estate owned	340		498
Cash surrender value of life insurance	23,509		23,196
Net deferred tax asset	4,107		4,919
Goodwill	4,630		4,630
Other intangible assets	593		625
TOTAL ASSETS	$1,013,305		$1,020,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$101,527		$96,750
Interest bearing deposits	669,304		683,897
Advances from Federal Home Loan Bank	110,000		110,000
Junior subordinated debenture	10,309		10,309
Advances from borrowers for taxes and insurance	4,068		3,702
Accrued interest payable	1,024		1,024
Other liabilities	8,856		8,143

Total liabilities	905,088		913,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—		—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,759,423 shares outstanding at June 30, 2014; 6,903,352 shares outstanding at December 31, 2013	73		73
Additional paid-in capital	65,765		65,401
Retained earnings - partially restricted	54,590		52,287
Treasury stock—at cost: 548,167 shares at June 30, 2014; 404,238 shares at December 31, 2013	(7,354	)_	(5,304	)_
Common stock acquired by employee benefits plans	(2,811)		(2,981)
Deferred compensation plans trust	(603)		(586)
Accumulated other comprehensive loss	(1,443)		(2,667)

Total stockholders’ equity	108,217		106,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,305		$1,020,048

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,141	$7,967	$16,325	$16,004
Taxable interest on mortgage-backed securities	347	363	700	655
Non-taxable interest on municipal securities	1	18	4	37
Taxable interest and dividends on other investment securities	304	350	636	733

Total interest and dividend income	8,793	8,698	17,665	17,429

INTEREST EXPENSE:
Interest on deposits	629	778	1,273	1,616
Interest on borrowings	1,279	1,390	2,546	2,804

Total interest expense	1,908	2,168	3,819	4,420

NET INTEREST INCOME	6,885	6,530	13,846	13,009

PROVISION FOR LOAN LOSSES	50	192	138	394

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,835	6,338	13,708	12,615

OTHER INCOME:
Service charges	444	532	891	1,060
Cash surrender value of life insurance	158	169	314	332
Other	484	424	887	835

Total other income	1,086	1,125	2,092	2,227

OTHER EXPENSE:
Salaries and employee benefits	3,144	3,110	6,390	6,299
Occupancy and equipment	1,275	1,280	2,562	2,525
Federal insurance premiums	133	136	270	265
Advertising	99	116	188	220
Professional services	284	362	549	671
Real estate owned expense	79	14	92	35
Charitable contributions	38	38	75	75
Other operating expenses	478	393	850	829

Total other expenses	5,530	5,449	10,976	10,919

INCOME BEFORE INCOME TAXES	2,391	2,014	4,824	3,923

INCOME TAX EXPENSE	859	655	1,705	1,384

NET INCOME	$1,532	$1,359	$3,119	$2,539
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	632	(1,905)	1,223	(1,926)
Unrealized gain (loss) on post retirement life benefit	1	7	1	(38)

COMPREHENSIVE INCOME (LOSS)	$2,165	$(539)	$4,343	$575

Earnings per share, basic:	$0.24	$0.21	$0.49	$0.39
Earnings per share, diluted:	$0.24	$0.21	$0.48	$0.38

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,119	$2,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	701
Provision for loan losses	138	394
Stock based compensation expense	500	429
Cash surrender value of life insurance	(314)	(332)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	30	46
Prepaid expenses and other assets	150	1,804
Accrued interest payable	—	(28)
Other liabilities	713	563
Net cash provided by operating activities	4,895	6,116
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	4,833	3,285
Investment securities held to maturity	89	158
Loans originated, net of repayments	(24,927)	(16,514)
Purchases of:
Investment securities held to maturity	(494)	(2,328)
Investment securities available for sale	—	(45,878)
Office properties and equipment	(445)	(196)
Proceeds from maturities/ calls of:
Federal Home Loan Bank stock	(83)	70
Investment securities held to maturity	2,328	3,588
Investment securities available for sale	4,000	20,032
Real estate owned	239	963
Net cash used in investing activities	(14,460)	(36,820)
FINANCING ACTIVITIES:
Increase / decrease in deposits	(9,832)	(14,737)
Dividends paid	(817)	(831)
Exercise of incentive stock options	35	424
Purchase of treasury stock	(2,050)	—
Purchase of shares by deferred compensation plans trust	(17)	(19)
Increase in advances from borrowers for taxes and insurance	366	99
Net cash (used in ) provided by financing activities	(12,315)	(15,064)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,880)	(45,768)
CASH AND CASH EQUIVALENTS—Beginning of period	87,619	163,422
CASH AND CASH EQUIVALENTS—End of period	$65,739	$117,654
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3,803	$4,439
Income Taxes	$1,204	$1,652
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$81	$966

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

Use of Estimates in the Preparation of Financial Statements – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, other-than-temporary impairment on investment securities, goodwill and intangible impairment, deferred income taxes and the fair value measurements of financial instruments. Actual results could differ from those estimates under different assumptions and conditions, and the differences may be material to the consolidated financial statements.

New Accounting Pronouncements – In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force. This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$-	$-	$494
U.S. Treasury and government sponsored entity mortgage-backed securities	895	101	-	996
Totals	$1,389	$101	$-	$1,490

Available for Sale
Debt securities:
Corporate	$11,587	$141	$(768)	$10,960
U.S. Treasury and federal agencies	31,035	-	(698)	30,337
Equity securities	3	28	-	31
U.S. treasury and government sponsored entity mortgage-backed securities	78,237	400	(1,455)	77,182
Totals	$120,862	$569	$(2,921)	$118,510

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$2,328	$-	$-	$2,328
U.S. Treasury and government sponsored entity mortgage-backed securities	984	90	-	1,074
Totals	$3,312	$90	$-	$3,402

Available for Sale
Debt securities:
Corporate	$11,551	$155	$(909)	$10,797
U.S. Treasury and federal agencies	35,035	-	(2,132)	32,903
Equity securities	3	27	-	30
U.S. Treasury and government sponsored entity mortgage-backed securities	83,187	392	(1,920)	81,659
Totals	$129,776	$574	$(4,961)	$125,389

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$-	$-	$30,302	$(698)	$30,302	$(698)
Corporate	-	-	3,936	(768)	3,936	(768)
U.S. treasury and government sponsored entity mortgage-backed securities	1,252	(22)	70,390	(1,433)	71,642	(1,455)
Equity securities	-	-	-	-	-	-
Totals	$1,252	$(22)	$104,628	$(2,899)	$105,880	$(2,921)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$27,221	$(1,814)	$5,682	$(318)	$32,903	$(2,132)
Corporate	-	-	3,796	(909)	3,796	(909)
U.S. treasury and government sponsored entity mortgage-backed securities	74,803	(1,917)	474	(3)	75,277	(1,920)
Equity securities	-	-	-	-	-	-
Totals	$102,024	$(3,731)	$9,952	$(1,230)	$111,976	$(4,961)

Management has reviewed its investment securities as of June 30, 2014 and has determined that all declines in fair value below amortized cost are temporary.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average loan-to-value (“LTV”), rating or scoring, credit ratings and market spreads, as applicable.

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

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors and the Company has written the securities to zero. The Company continues to own these investments at June 30, 2014. These securities have Fitch credit ratings below investment grade at June 30, 2014. The underlying collateral consists of the bank trust capital securities of over 50 institutions. Each of the securities is in the mezzanine levels of credit subordination and defaults experienced in the pool for each security has significantly exceeded thresholds contemplated in the structure at the time of origination at the time of impairment and at June 30, 2014.

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At June 30, 2014, one debt security and two single issuer trust preferred securities had been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 16.3% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two private placement single issuer trust preferred securities. The unrealized loss on these debt securities relates principally to the rising interest rate environment in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of June 30, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2014, four U.S. Treasury security and 14 agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 2.0% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of June 30, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$494	$494	$1,000	$1,000
Due after 1 year through 5 years	-	-	5,918	6,060
Due after 5 years through 10 years	-	-	15,000	14,886
Due after 10 years	-	-	20,704	19,353
Total	$494	$494	$42,622	$41,299

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated as borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $31 thousand as of June 30, 2014. Mortgage-backed securities had a cost of $78.2 million and a fair value of $77.1 million as of June 30, 2014.

3.	LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$569,902	$545,812
Commercial and multi-family	91,999	90,855
Total real estate-mortgage	661,901	636,667
Real estate - construction:
Residential	26,954	25,113
Commercial	1,578	2,510
Total real estate - construction	28,532	27,623
Commercial	21,984	23,445
Consumer:
Home equity	57,379	57,367
Other consumer loans	408	628
Total consumer loans	57,787	57,995
Total loans	770,204	745,730
Net deferred loan cost	3,419	3,271
Allowance for loan losses	(4,067)	(4,199)
Net total loans	$769,556	$744,802

Changes in the allowance for loan losses are as follows:

	Six months Ended June 30,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$4,199	$3,997
Provision for loan loss	138	394
Charge-offs	(346)	(312)
Recoveries	76	12
Balance, end of period	$4,067	$4,091

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $138 thousand for the six months ended June 30, 2014 as compared to $394 thousand for the comparable period in 2013. The decrease in the allowance for loan losses was $132 thousand at June 30, 2014 from December 31, 2013. The Company experienced total net charge-off activity for 2014 of $270 thousand compared to $300 thousand for 2013.

Non-performing assets segregated by classification are as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Real estate
One-to-four family residential	$4,545	$3,618
Commercial and multi-family	731	463
Commercial	501	-
Consumer	533	674
Non-accrual loans	6,310	4,755
Troubled debt restructuring, non-accrual	699	316
Total non-performing loans	7,009	5,071
Real estate owned	340	498
Total non-performing assets	$7,349	$5,569

The reserve for delinquent interest on loans totaled $355 thousand and $262 thousand, at June 30, 2014 and December 31, 2013, respectively.

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the six month period ended June 30, 2014:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(2,848)	—	—	(2,848)
Charge-offs, net	(367)	367	—	—
Amortization of loan premium	—	—	(102)	(102)
Balance at June 30, 2014	$47,622	$(2,732)	$644	$45,534

Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(7,960)	—	—	(7,960)
Charge-offs, net	(186)	186	—	—
Amortization of loan premium	—	—	(126)	(126)
Balance at June 30, 2013	$55,544	$(3,237)	$857	$53,164

An age analysis of past due loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
June 30, 2014
Real estate
1-4 family residential	$729	$-	$5,177	$5,906	$563,996	$569,902
Commercial and multi-family	-	-	731	731	91,268	91,999
Construction	-	-	-	-	28,532	28,532
Commercial	-	-	501	501	21,483	21,984
Consumer	666	57	600	1,323	56,464	57,787
Total	$1,395	$57	$7,009	$8,461	$761,743	$770,204

December 31, 2013
Real estate
1-4 family residential	$1,271	$-	$3,427	$4,698	$541,114	$545,812
Commercial and multi-family	-	-	763	763	90,092	90,855
Construction	-	-	-	-	27,623	27,623
Commercial	-	-	-	-	23,445	23,445
Consumer	266	50	647	963	57,032	57,995
Total	$1,537	$50	$4,837	$6,424	$739,306	$745,730

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
June 30, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$5,178	$5,216	$-	$162
Commercial and Multi-Family	731	731	-	244
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	805	805	-	73
With an allowance recorded
Real Estate
1-4 Family Residential	5,065	5,277	603	362
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	712	712	45	356
Consumer	220	231	71	55
Total
Real Estate	10,243	10,493	603	223
1-4 Family Residential	731	731	-	244
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	712	712	45	356
Consumer	1,025	1,036	71	68

December 31, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,707	$2,744	$-	$193
Commercial and Multi-Family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	674	674	-	61
With an allowance recorded
Real Estate
1-4 Family Residential	3,127	3,166	396	284
Commercial and Multi-Family	-	-	-	-
Commercial	-	-	-	-
Consumer	121	121	21	121
Total
Real Estate
1-4 Family Residential	5,834	5,910	396	233
Commercial and Multi-Family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	795	795	21	66

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of June 30, 2014, the Company entered into 13 TDR agreements, modifying the interest rate, with a total carrying value of $3.6 million, of which 2 were not performing totaling $699 thousand included in impaired loans at June 30, 2014. These loans had a specific reserve of $534 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of June 30, 2014 and December 31, 2013, respectively.

	As of June 30, 2014			As of December 31, 2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	7	$3,139	$3,139	6	$2,216	$2,216
Consumer	5	296	296	1	121	121
Commercial	1	211	211
Total	13	$3,646	$3,646	7	$2,337	$2,337

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

The following table presents classified loans by class of loans as of June 30, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
	(Dollars in thousands)
Grade:
Special Mention	$3,604	$3,692	$-	$629	$-	$-	$-	$90	$906	$1,040
Substandard	9,587	7,612	2,551	3,645	-	-	535	665	1,259	900
Doubtful and Loss	-	-	-	-	-	-	1,365	-	-	-
Total	$13,191	$11,304	$2,551	$4,274	$-	$-	$1,900	$755	$2,165	$1,940

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
	(Dollars in thousands
Performing	$564,725	$541,878	$91,268	$90,392	$28,532	$27,623	$21,483	$23,445	$57,187	$57,321
Non-Performing	5,177	3,934	731	463	-	-	501	-	600	674
Total	$569,902	$545,812	$91,999	$90,855	$28,532	$27,623	$21,984	$23,445	$57,787	$57,995

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended June 30, 2014 and December 31, 2013. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(305)	-	-	-	(41)	(346)
Recoveries	1	-	-	75	-	76
Provision for loan losses	156	41	(14)	(118)	73	138
Ending balance	$2,833	$592	$71	$187	$384	4,067
Ending balance: individually evaluated for impairment	$603	$-	$-	$45	$71	719
Ending balance: collectively evaluated for impairment	$2,230	$592	$71	$142	$313	3,348
Loan Receivables:
Ending balance	$569,902	$91,999	$28,532	$21,984	$57,787	$770,204
Ending balance: individually evaluated for impairment	$10,243	$731	$-	$712	$1,025	$12,711
Ending balance: collectively evaluated for impairment	$559,659	$91,268	$28,532	$21,272	$56,762	$757,493

December 31, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(393)	(79)	-	(75)	(20)	(567)
Recoveries	-	-	-	-	12	12
Provision for loan losses	789	121	(102)	19	(70)	757
Ending balance	$2,981	$551	$85	$230	$352	4,199
Ending balance: individually evaluated for impairment	$396	$-	$-	$-	$21	417
Ending balance: collectively evaluated for impairment	$2,585	$551	$85	$230	$331	3,782
Loan Receivables:
Ending balance	$545,812	$90,855	$27,623	$23,445	$57,995	$745,730
Ending balance: individually evaluated for impairment	$5,559	$-	$-	$463	$795	$6,817
Ending balance: collectively evaluated for impairment	$540,253	$90,855	$27,623	$22,982	$57,200	$738,913

4.	DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$416,339	0.13%	$419,608	0.12%
Passbook savings and club accounts	170,556	0.20%	170,660	0.20%
Subtotal	586,895		590,268
Certificates with original maturities:
Within one year	54,882	0.33%	68,941	0.41%
One to three years	104,332	0.94%	95,397	1.39%
Three years and beyond	24,722	1.85%	26,041	2.56%
Total certificates	183,936		190,379
Total	$770,831		$780,647

The aggregate amount of certificate accounts in denominations of $100 thousand or more at June 30, 2014 and December 31, 2013 amounted to $66.4 million and $68.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at June 30, 2014 and December 31, 2013 amounted to $151.0 million and $164.2 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,532	$1,359	$3,119	$2,539
Denominators:
Basic average shares outstanding	6,361,499	6,518,558	6,386,799	6,505,248
Effect of dilutive common stock equivalents	133,538	95,917	120,699	103,104
Diluted average shares outstanding	6,495,037	6,614,475	6,507,498	6,608,352

Earnings per share:
Basic	$0.24	$0.21	$0.49	$0.39
Diluted	$0.24	$0.21	$0.48	$0.38

At June 30, 2014 and 2013, there were 597,705 and 550,988 outstanding anti-dilutive options, respectively, and 82,300 and 59,400 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2014 and 2013 and changes during the three months ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	680,200	$12.14	649,313	$11.90
Granted	—	—	—	—
Exercised	3,071	11.27	34,013	$12.38
Forfeited	—	—	—	—
Outstanding at the end of the period	677,129	$12.15	615,300	$11.92
Exercisable at the end of the period	472,223	$12.24	413,793	$12.47
Stock options vested or expected to vest (1)	425,001	$12.24	372,414	$12.47

(1)	Includes vested shares and non-vested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2014:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	270,729	$13.19	1.1 years
November 21, 2006	17,586	$14.78	2.4 years
November 20, 2007	18,448	$11.32	3.4 years
August 18, 2010	223,068	$10.21	6.1 years
March 15, 2011	13,600	$12.06	6.7 years
August 17, 2011	49,898	$11.53	7.1 years
November 19, 2012	17,500	$13.10	8.4 years
November 19, 2013	66,300	$14.14	9.4 years
Total	677,129	$12.15	4.4 years

The compensation expense recognized for the three and six months ended June 30, 2014 was $46 thousand and $92 thousand, respectively, as compared to $38 thousand and $76 thousand for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, there was $515 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

Summary of Non-vested Stock Award Activity:

	Six Months ended June 30, 2014		Six Months ended June 30, 2013
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	83,290	$10.99	60,390	$10.33
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at June 30, 2014	82,300	$12.29	59,400	$10.30

The compensation expense recognized for the three and six months ended June 30, 2014 was $81 thousand and $162 thousand, respectively, as compared to $51 thousand and $102 thousand for the three and six months ended June 30, 2013.

As of June 30, 2014, there was $753 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 3.1 years.

7.	INCOME TAXES

Income tax expense was $1.7 million for an effective tax rate of 35.3% for the six months ended June 30, 2014 compared to $1.4 million for an effective tax rate of 35.3% for the same period in 2013.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2014 and December 31, 2013, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2014, the tax years ended December 31, 2010 through 2013 were subject to examination by the Internal Revenue Service, while the tax year ended December 31, 2013 was subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the second quarter of 2014, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 23, 2014 to stockholders of record as of the close of business on May 2, 2014.

On May 21, 2014, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 135,000 shares of the Company’s outstanding common stock, or approximately 2% of outstanding shares. During the June 2014 quarter, the Company did not repurchase any shares.

During the March 2014 quarter, the Company repurchased a total of 147,000 shares at a weighted average cost of $13.94 completing a repurchase program announced in November of 2013.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2014 and 2013. A summary of the changes in components of Accumulated Other Comprehensive Income for the six months ended June 30, 2014 and 2013 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	2,035	1	2,036
Tax benefit	(812)	—	(812)
Ending balance – 06/30/2014	$(1,434)	$(9)	$(1,443)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance – 01/01/2013	$104	$(148)	$(44)
Current period change	(3,203)	(38)	(3,241)
Tax benefit	1,277	—	1,277
Ending balance – 06/30/2013	$(1,822)	$(186)	$(2,008)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2014 and December 31, 2013:

	Category Used for Fair Value Measurement
June 30, 2014	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$77,182	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	30,337	-
Corporate securities	-	10,960	-
Equity securities	31	-	-
Totals	$31	$118,479	$-

	Category Used for Fair Value Measurement
December 31, 2013	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$81,659	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	32,903	-
Corporate securities	-	10,797	-
Equity securities	30	-	-
Totals	$30	$125,359	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Six Month Period Ended	Total	Level 1	Level 2	Level 3	Total (Losses) Gains
		(Dollars in thousands)
June 30, 2014
Assets:
Impaired loans	$5,733	$-	$3,581	$2,152	$(596)
Real estate owned	81	-	81	-	(36)

June 30, 2013
Assets:
Impaired loans	$3,086	$—	$2,926	$160	$(101)
Real estate owned	525	—	525	—	(143)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the six months ended June 30, 2014 were $5.7 million. Such loans were carried at the value of $6.3 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $596 thousand. Total loans remeasured at fair value for the six months ended June 30, 2013 were $3.1 million. Such loans were carried at the value of $3.2 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $101 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the six months ended June 30, 2014 was $81 thousand. These properties were carried at a value of $117 thousand immediately prior to remeasurement, resulting in $36 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the six months ended June 30, 2013 was $525 thousand. These properties were carried at a value of $668 thousand immediately prior to remeasurement, resulting in $143 thousand of impairment through earnings.

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

		Category Used For Fair Value
June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$65,739	$65,739	$-	$-
Investment securities:
Held to maturity	1,389	-	1,490	-
Available for sale	118,510	31	118,479	-
Loans receivable, net	769,556	-	777,565	-
Federal Home Loan Bank stock	6,403	-	6,403	-

Liabilities:
NOW and other demand deposit accounts	416,339	-	433,530	-
Passbook savings and club accounts	170,556	-	179,225	-
Certificates	183,936	-	179,668	-
Advances from Federal Home Loan Bank	110,000	-	119,463	-
Junior subordinated debenture	10,309	-	9,587	-

		Category Used For Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,619	$87,619	$-	$-
Investment securities:
Held to maturity	3,312	-	3,402	-
Available for sale	125,389	30	125,359	-
Loans receivable, net	744,802	-	744,333	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	419,608	-	436,163	-
Passbook savings and club accounts	170,661	-	178,939	-
Certificates	190,379	-	189,821	-
Advances from Federal Home Loan Bank	110,000	-	118,787	-
Junior subordinated debenture	10,309	-	9,278	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. For investment securities that do not actively trade in the marketplace, (primarily our investment in trust preferred securities of non-publicly traded companies) fair value is obtained from third party broker quotes. The Company evaluates prices from a third party pricing service, third party broker quotes, and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. For securities classified as available for sale, the changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable - Net—The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2014. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2014 and December 31, 2013, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at June 30, 2014 as compared to $4.6 million at December 31, 2013. The Company is in the process of performing its goodwill impairment test as of August 1, 2014 and will complete this process during the third quarter of 2014. At June 30, 2014, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $593 thousand at June 30, 2014 as compared to $625 thousand at December 31, 2013. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2014			2013
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$295	$203	$498	$412	$494	$906
Transfers into Real Estate Owned	81	—	81	438	528	966
Sales of Real Estate Owned	(78)	(161)	(239)	(610)	(353)	(963)
Balance, June 30,	$298	$42	$340	$240	$669	$909

12.	SUBSEQUENT EVENTS

On August 5, 2014, the Company announced it has completed its previously announced stock repurchase plan plus the repurchase of an additional 65,000 shares that became available for a total repurchase of approximately 200,000 shares. Additionally, the Company announced approval by its board of directors of the repurchase of additional 135,000 shares.

The Company also announced a partial redemption of $3 million principal amount of its 8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The redemption date for the Capital Securities is September 5, 2014. The Company will pay a redemption premium of $52,020 to be recorded in the third quarter of 2014.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013

Total assets of the Company decreased $6.7 million, or 0.7%, to $1,013.3 million at June 30, 2014 from $1,020.0 million at December 31, 2013. Loans receivable, net, increased $24.8 million, investment and mortgage-backed securities decreased $8.8 million and cash and cash equivalents decreased by $21.9 million. Deposits decreased $9.8 million while borrowings were unchanged at $120.3 million.

Investments

Investments and mortgage-backed securities decreased $8.8 million to $119.9 million at June 30, 2014 from $128.7 million at December 31, 2013. The decrease was the result of normal repayments, calls and maturities of $10.5 million offset by purchases of $484 thousand of municipal investments and an increase in value on available for sale securities of $1.2 million.

Loans

Loans receivable, net, increased $24.8 million to $769.6 million at June 30, 2014 from $744.8 million at December 31, 2013. Loan originations totaled $80.6 million for the six months ended June 30, 2014 compared to $95.6 million originated in the six months ended June 30, 2013. Real estate mortgage loan originations totaled $51.0 million, real estate construction loan originations totaled $15.0 million, consumer loan originations totaled $7.5 million and commercial loan originations totaled $7.1 million for the first six months of 2014. Origination activity was offset by $56.1 million of normal loan payments and payoffs, compared to payments and payoffs of $80.6 million in the same period of the prior year. The increase in loans primarily resulted from steady volume of one-to-four family residential loans.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2014.

	June 30, 2014	December 31, 2013	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$569,902	$545,812	$24,090	4.4%
Commercial and multi-family	91,999	90,855	1,144	1.3
Total real estate – mortgage	661,901	636,667	25,234	4.0

Real estate – construction:
Residential	26,954	25,113	1,841	7.3
Commercial	1,578	2,510	(932)	(37.1)
Total real estate – construction	28,532	27,623	909	3.3

Commercial	21,984	23,445	(1,461)	(6.2)

Consumer
Home equity	57,379	57,367	12	0.0
Other consumer loans	408	628	(220)	(35.0)
Total consumer loans	57,787	57,995	(208)	(0.4)

Total loans	770,204	745,730	24,474	3.3
Net deferred loan cost	3,419	3,271	148	4.5
Allowance for loan losses	(4,067)	(4,199)	132	(3.1)
Net total loans	$769,556	744,802	$24,754	3.3%

Non-Performing Assets

Non-performing assets totaled $7.3 million, or 0.73% of total assets, at June 30, 2014 compared to $5.6 million or 0.55% of total assets at December 31, 2013 and $5.6 million, or 0.54% of total assets, at June 30, 2013. The increase from December 31, 2013 was the result of increases in non-performing loans of $1.6 million and TDR non-accrual loans of $383 thousand partially offset by a decrease in real estate owned of $158 thousand. Non-performing assets consisted of twenty-one residential mortgages totaling $4.5 million, three real estate commercial mortgage totaling $731 thousand, one commercial loan totaling $501 thousand, eight consumer equity loans totaling $533 thousand, two TDR non-accrual loans totaling $699 thousand and four real estate owned properties totaling $340 thousand. Real estate owned decreased by one property while the total balance decreased $158 thousand at June 30, 2014 to $340 thousand from $498 thousand at December 31, 2013.

The allowance for loan losses decreased $132 thousand to $4.1 million, or 0.53% of total net loans, from $4.2 million at December 31, 2013, or 0.58% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $270 thousand offset by an addition to the allowance of $138 thousand. Net charge-offs totaled $270 thousand in 2014 compared to $312 thousand for the same period in 2013. The loss factors used to calculate the allowance were relatively stable in June 2014 from December 2013. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, collateral position, credit characteristics of the underlying borrowers and current economic conditions. At June 30, 2014, the specific allowance on loans individually evaluated for impairment was $719 thousand and pooled allowance on the remainder of the loan portfolio was $3.3 million as compared to specific allowance on loans individually evaluated for impairment of $417 thousand and pooled allowance on the reminder of the loan portfolio of $3.8 million at December 31, 2013.

	Six months Ended June 30,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$4,199	$3,997
Provision for loan losses	138	394

Recoveries	76	12
Charge-offs	(346)	(312)
Net (charge-offs) recoveries	(270)	(300)
Allowance at end of period	$4,067	$4,091

Allowance for loan losses as a percent of total loans	0.53%	0.57%

Allowance for loan losses as a percent of non-performing loans	58.0%	87.7%

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$4,545	$3,618
Real estate - commercial	731	463
Commercial	501	—
Consumer	533	674
Total	6,310	4,755
Troubled debt restructurings - nonaccrual	699	316
Total nonaccrual loans	7,009	5,071
Real estate owned	340	498
Total non-performing assets	7,349	5,569

Total non-performing loans to total loans	0.91%	0.68%
Total non-performing loans to total assets	0.69%	0.50%
Total non-performing assets to total assets	0.73%	0.55%

Deposits

Deposits decreased $9.8 million, or 1.3%, to $770.8 million at June 30, 2014 from $780.6 million at December 31, 2013. Interest bearing demand deposits decreased $8.0 million, non-interest bearing checking increased $4.8 million, savings accounts decreased by $105 thousand and certificates of deposit decreased by $6.4 million. The Company continued its focus on attracting core deposits which totaled $586.9 million or 76.1% of total deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2014.

	June 30,	December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$101,527	$96,750	$4,777	4.9%
Interest-bearing demand deposits	314,812	322,857	(8,045)	(2.5)
Savings accounts	170,556	170,661	(105)	(0.1)
Time deposits	183,936	190,379	(6,443)	(3.4)
Total	$770,831	$780,647	$(9,816)	(1.3)%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at June 30, 2014 from December 31, 2013. Other borrowings were unchanged at $10.3 million at June 30, 2014 compared to December 31, 2013.

Stockholders’ Equity

Stockholders’ equity increased $2.0 million to $108.2 million at June 30, 2014, primarily as a result of $3.1 million of net income, proceeds from exercises of stock options of $35 thousand, increases in contra benefit plans of $316 thousand and an increase in other comprehensive income of $1.2 million offset by an increase in treasury stock of $2.0 million and dividends paid of $817 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Net income was $1.5 million for the three months ended June 30, 2014 as compared to $1.4 million for the three months ended June 30, 2013. The increase of $173 thousand, or 12.7%, in 2014 from 2013 was due primarily to an increase in net interest income and a decrease in provisions for loan losses offset by a decrease in other income, and increases in other expenses and income taxes.

Net income was $3.1 million for the six months ended June 30, 2014 as compared to $2.5 million for the six months ended June 30, 2013. The $580 thousand, or 22.8%, increase in 2014 from 2013 was due primarily to an increase in net interest income and decreases in provisions for loan losses and other expenses offset by a decrease in other income and an increase in income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$1,532	$1,359	$3,119	$2,539
Basic earnings per share	$0.24	$0.21	$0.49	$0.39
Diluted earnings per share	$0.24	$0.21	$0.48	$0.38
Return on average assets (annualized)	0.60%	0.52%	0.61%	0.48%
Return on average equity (annualized)	5.71%	5.11%	5.82%	4.77%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,141	$7,967	$174	2.2%
Investment securities	652	731	(79)	(10.8)
Total interest income	8,793	8,698	95	1.1

INTEREST EXPENSE:
Deposits	629	778	(149)	(19.2)
Borrowings	1,279	1,390	(111)	(8.0)
Total interest expense	1,908	2,168	(260)	(12.0)
Net interest income	$6,885	$6,530	$355	5.4%

Interest income increased by $95 thousand, or 1.1%, for the quarter ended June 30, 2014 compared to the same period in 2013. An increase in interest-earning assets funded by excess liquidity combined with a shift in the mix of assets to a larger percentage devoted to loans, partially offset by lower yields in both categories, was responsible for the increase in interest income.

Interest expense decreased by $260 thousand, or 12.0%, for the quarter ended June 30, 2014 compared to the same period in 2013 due to a decrease in the average rate paid on deposits and borrowings and a decrease in the average balance of interest-bearing deposits and borrowings.

Net interest income increased by $355 thousand, or 5.4%, for the quarter ended June 30, 2014 compared to the same period in 2013. The interest rate spread and net interest margin of the Company were 3.04% and 3.12%, respectively, for the three months ended June 30, 2014, compared to 3.07% and 3.09% for the same period in 2013. The increase in the net interest margin of 3 basis points resulted primarily from an increase in the average balance of loans offset by a decrease in the rate earned on interest-earning assets of 14 basis points and a decrease in the average rate paid on interest-bearing liabilities of 11 basis points. The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 20 basis points, a decrease in the average rate on investments of 7 basis points and a decrease in the average balance of investments of $10.7 million offset by an increase in the average balance of loans of $49.9 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 8 basis points, a decrease in the average rate paid on borrowings of 18 basis points, a decrease in the average balance of interest-bearing deposits of $10.1million and a decrease in the average balance of borrowings of $5.2 million.

The following table summarizes changes in interest income and interest expense for the six month periods ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$16,325	$16,004	$321	2.0%
Investment securities	1,340	1,425	(85)	(6.0)
Total interest income	17,665	17,429	236	1.4

INTEREST EXPENSE:
Deposits	1,273	1,616	(343)	(21.2)
Borrowings	2,546	2,804	(258)	(9.2)
Total interest expense	3,819	4,420	(601)	(13.6)
Net interest income	$13,846	$13,009	$837	6.4%

Interest income increased by $236 thousand, or 1.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. An increase in interest-earning assets funded by excess liquidity combined with a shift in the mix of assets to a larger percentage devoted to loans, partially offset by lower yields in both categories, was responsible for the increase in interest income.

Interest expense decreased by $601 thousand, or 13.6%, for the six months ended June 30, 2014 over the same period last year due to a decrease in the average rate paid on deposits and borrowings and a decrease in the average balance of interest-bearing deposits and borrowings.

Net interest income increased by $837 thousand, or 6.4%, for the six months ended June 30, 2014 compared to the same period in 2013. The interest rate spread and net interest margin of the Company were 3.07% and 3.14%, respectively, for the six months ended June 30, 2014, compared to 3.13% and 3.12% for the same period in 2013. The increase in the net interest margin of 2 basis points resulted primarily from an increase in the average balance of loans offset by a decrease in the rate earned on interest-earning assets of 18 basis points and a decrease in the average rate paid on interest-bearing liabilities of 12 basis points. The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 20 basis points, a decrease in the average rate on investments of 12 basis points and by a decrease in the average investments of $510 thousand offset by an increase in the average balance of loans of $48.4 million. The decrease in cost of interest bearing liabilities resulted from a decrease in the average rate paid on interest-bearing deposits of 9 basis points and a decrease in the average rate paid on borrowings of 24 basis points, a decrease in the average balance of interest-bearing deposits of $15.5 million and a decrease in the average balance of borrowings of $5.2 million.

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

Average Balance Tables

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$762,364	$8,141	4.27%	$712,496	$7,967	4.47%
Investment securities	121,709	652	2.14%	132,386	731	2.21%
Total interest-earning assets	884,073	8,793	3.98%	844,882	8,698	4.12%
Noninterest-earning assets	145,529			203,132
Total assets	$1,029,602			$1,048,014

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$333,857	127	0.15%	$321,184	123	0.15%
Savings accounts	170,307	84	0.20%	173,375	85	0.20%
Certificates of deposit	186,529	418	0.90%	206,234	570	1.11%
Total interest-bearing deposits	690,693	629	0.36%	700,793	778	0.44%

FHLB advances	110,000	1,056	3.84%	110,000	1,055	3.84%
Subordinated debt	10,309	223	8.67%	15,464	335	8.67%
Total borrowings	120,309	1,279	4.25%	125,464	1,390	4.43%
Total interest-bearing liabilities	811,002	1,908	0.94%	826,257	2,168	1.05%
Noninterest-bearing demand accounts	99,606			104,629
Other liabilities	11,595			10,840
Total liabilities	922,203			941,726

Stockholders’ equity	107,399			106,288
Total liabilities and stockholders’ equity	$1,029,602			$1,048,014

Net interest income		$6,885			$6,530
Interest rate spread			3.04%			3.07%
Net interest margin			3.12%			3.09%
Average interest-earning assets to average interest-bearing liabilities	109.01%			102.25%

Average Balance Tables	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$756,318	$16,325	4.32%	$707,932	$16,004	4.52%
Investment securities	124,247	1,340	2.16%	124,756	1,425	2.28%
Total interest-earning assets	880,565	17,665	4.01%	832,688	17,429	4.19%
Noninterest-earning assets	149,222			222,026
Total assets	$1,029,787			$1,054,714

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$335,357	$253	0.15%	$327,242	$256	0.16%
Savings accounts	170,140	168	0.20%	172,172	169	0.20%
Certificates of deposit	187,827	852	0.91%	209,420	1,191	1.14%
Total interest-bearing deposits	693,324	1,273	0.37%	708,834	1,616	0.46%

FHLB advances	110,000	2,099	3.82%	110,000	2,134	4.25%
Subordinated debt	10,309	447	8.67%	15,464	670	8.67%
Total borrowings	120,309	2,546	4.23%	125,464	2,804	4.47%
Total interest-bearing liabilities	813,633	3,819	0.94%	834,298	4,420	1.06%
Noninterest-bearing demand accounts	97,541			102,582
Other	11,405			11,289
Total liabilities	922,579			948,169

Stockholders’ equity	107,208			106,545
Total liabilities and stockholders’ equity	$1,029,787			$1,054,714

Net interest income		$13,846			$13,009
Interest rate spread			3.07%			3.13%
Net interest margin			3.14%			3.12%
Average interest-earning assets to average interest-bearing liabilities	108.23%			99.81%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $50 thousand and $138 thousand in the three and six months ended June 30, 2014, respectively, compared to $192 thousand and $394 thousand in the three and six months ended June 30, 2013, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, collateral position, credit characteristics of the underlying borrowers and current economic conditions.

Other Income

The following table summarizes other income for the three months ended June 30, 2014 and 2013 and the changes between the periods.

	Three Months Ended June 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$444	$532	(16.5)%
Cash surrender value of life insurance	158	169	(6.5)
Other	484	424	14.2
Total other income	$1,086	$1,125	(3.5)%

Other income decreased $39 thousand, or 3.5%, to $1.1 million for the three-month period ended June 30, 2014 from the same period in 2013. The decrease in service charges income of $88 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $11 thousand resulted from a decrease in the yield on the policies. Other income increased $60 thousand primarily from increased debit card commissions received and other income.

The following table summarizes other income for the six months ended June 30, 2014 and 2013 and the changes between the periods.

	Six Months Ended June 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$891	$1,060	(15.9)%
Cash surrender value of life insurance	314	332	(5.4)
Other	887	835	(6.2)
Total other income	$2,092	$2,227	(6.1)%

Other income decreased $135 thousand, or 6.1%, to $2.1 million for the six-month period ended June 30, 2014 from the same period in 2013. The decrease in service charges income of $169 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $18 thousand resulted from a decrease in yield on the policies. Other income increased $52 thousand primarily from increased debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2014 and 2013 and the changes between periods.

	Three Months Ended June 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,144	$3,110	1.1%
Occupancy and equipment	1,275	1,280	(0.4)
Federal insurance premiums	133	136	(2.2)
Advertising	99	116	(14.7)
Professional services	284	362	(21.5)
Real estate owned expense	79	14	464.3
Other operating expense	516	431	19.7
Total other expense	$5,530	$5,449	1.5%

N/M – not measurable

Other expenses increased $81 thousand, or 1.5%, to $5.5 million for the three-month period ended June 30, 2014 from the same period in 2013. Increases in salaries and employee benefits, REO expenses and other operating expenses of $184 thousand were offset by decreases in occupancy and equipment, FDIC insurance, advertising and professional services of $103 thousand.

The following table summarizes other expense for the six months ended June 30, 2014 and 2013 and the changes between the periods.

	Six Months Ended June 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,390	$6,299	1.4%
Occupancy and equipment	2,562	2,525	1.5
Federal insurance premiums	270	265	1.9
Advertising	188	220	(14.5)
Professional services	549	671	(18.2)
Real estate owned expense	92	35	162.9
Other operating expense	925	904	2.3
Total other expense	$10,976	$10,919	0.5%

N/M – not measurable

Other expenses increased $57 thousand, or 0.5%, to $11.0 million for the six-month period ended June 30, 2014 from the same period in 2013. Increases in salaries and employee benefits, occupancy and equipment, FDIC insurance, REO expenses and other operating expenses of $211 thousand were offset by decreases in advertising and professional services of $154 thousand.

Income Taxes

Income taxes increased $204 thousand to $859 thousand for an effective tax rate of 35.9% for the three months ended June 30, 2014, compared to $655 thousand for an effective tax rate of 32.5% from the same period in 2013. The increase resulted from higher taxes on higher taxable income and a change in the mix of assets with a tax preference.

Income taxes increased $321 thousand to $1.7 million for an effective tax rate of 35.3% for the six months ended June 30, 2014, compared to $1.4 million for an effective tax rate of 35.3% from the same period in 2013. The effective tax rate was unchanged in the comparable period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $65.7 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $12.6 million. In addition, at June 30, 2014, we had the ability to borrow a total of approximately $293.9 million from the Federal Home Loan Bank of New York.

At June 30, 2014, we had $71.5 million in loan commitments outstanding, which included $25.2 million in undisbursed loans, $30.2 million in unused home equity lines of credit and $16.1 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2014 totaled $129.3 million, or 70.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2014, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $102.3 million, or 10.21% of total adjusted assets, which is above the required level of $4.1 million or 4.0%; Tier 1 risk-based capital of $102.3 million, or 19.05% of total adjusted assets which is above the required level of $21.5 million or 4.0%; and total risk-based capital of $105.6 million, or 19.68% of risk-weighted assets, which is above the required level of $43.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2014 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	8.36%	9.86%
100 basis point decrease in rates	(0.85)%	(2.79)%

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (“EVE”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2014 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$97,322	(44,803)	(31.5)	10.38%	(343	)bp
200	113,004	(29,120)	(20.5)	11.66	(215)
100	127,664	(14,461)	(10.2)	12.77	(104)
50	134,835	(7,290)	(5.1)	13.29	(52)
0	142,125	–	–	13.81	–
(50)	146,456	4,331	3.0	14.06	25
(100)	148,926	6,801	4.8	14.17	36

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

For the three and six months ended June 30, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2014:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 April 1, 2014 through April 30, 2014	—	—	—	—

Month #2 May 1, 2014 through May 31, 2014	—	—	—	135,000

Month #3 June 1, 2014 through June 30, 2014	—	—	—	135,000

Total	—	—	—	135,000

(1) On May 21, 2014, the Company’s Board of Directors approved the repurchase of up to 135,000 shares of the Company’s common stock.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosure

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 11, 2014	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 11, 2014	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

