Form 10-Q
period 2014-09-30
Ocean Shore Holding Co.
filed 2014-11-07
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

At November 3, 2014, the registrant had 6,420,843 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$7,979	$9,509
Interest-earning bank balances	85,137	78,110

Cash and cash equivalents	93,116	87,619

Investment securities held to maturity (estimated fair value—$1,310 at September 30, 2014; $3,402 at December 31, 2013)	1,232	3,312
Investment securities available for sale (amortized cost—$116,373 at September 30, 2014; $129,776 at December 31, 2013)	113,695	125,389
Loans—net of allowance for loan losses of $4,029 at September 30, 2014 and $4,199 at December 31, 2013	773,796	744,802
Accrued interest receivable:
Loans	2,392	2,391
Investment securities	116	142
Federal Home Loan Bank stock—at cost	6,039	6,320
Office properties and equipment—net	12,902	13,143
Prepaid expenses and other assets	3,256	3,062
Real estate owned	387	498
Cash surrender value of life insurance	23,669	23,196
Net deferred tax asset	4,232	4,919
Goodwill	4,630	4,630
Other intangible assets	567	625
TOTAL ASSETS	$1,040,029	$1,020,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$100,306	$96,750
Interest bearing deposits	704,246	683,897
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	7,217	10,309
Advances from borrowers for taxes and insurance	3,859	3,702
Accrued interest payable	746	1,024
Other liabilities	8,506	8,143

Total liabilities	934,880	913,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,469,943
shares outstanding at September 30, 2014; 6,903,352 shares outstanding at December 31, 2013	73	73
Additional paid-in capital	65,877	65,401
Retained earnings - partially restricted	55,764	52,287
Treasury stock—at cost: 837,647 shares at September 30, 2014; 404,238 shares at December 31, 2013	(11,590)	(5,304)
Common stock acquired by employee benefits plans	(2,725)	(2,981)
Deferred compensation plans trust	(606)	(586)
Accumulated other comprehensive loss	(1,644)	(2,667)

Total stockholders’ equity	105,149	106,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,029	$1,020,048

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,243	$7,964	$24,569	$23,968
Taxable interest on mortgage-backed securities	333	360	1,032	1,016
Non-taxable interest on municipal securities	1	18	6	55
Taxable interest and dividends on other investment securities	278	341	913	1,073

Total interest and dividend income	8,855	8,683	26,520	26,112

INTEREST EXPENSE:
Interest on deposits	625	737	1,898	2,353
Interest on borrowings	1,272	1,365	3,818	4,169

Total interest expense	1,897	2,102	5,716	6,522

NET INTEREST INCOME	6,958	6,581	20,804	19,590

PROVISION FOR LOAN LOSSES	125	186	263	580

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,833	6,395	20,541	19,010

OTHER INCOME:
Service charges	417	520	1,308	1,580
Cash surrender value of life insurance	159	169	473	501
Gain on call of securities	86	3	86	3
Other	440	436	1,328	1,270

Total other income	1,102	1,128	3,195	3,354

OTHER EXPENSE:
Salaries and employee benefits	3,177	3,084	9,567	9,384
Occupancy and equipment	1,282	1,287	3,844	3,812
Federal insurance premiums	130	140	400	405
Advertising	125	86	313	306
Professional services	245	334	794	1,005
Real estate owned (income)expense	(41)	20	51	55
Charitable contributions	38	38	113	113
Other operating expenses	495	514	1,345	1,342

Total other expenses	5,451	5,503	16,427	16,422

INCOME BEFORE INCOME TAXES	2,484	2,020	7,309	5,942

INCOME TAX EXPENSE	904	696	2,609	2,079

NET INCOME	$1,580	$1,324	$4,700	$3,863
Other comprehensive income, net of tax:
Unrealized (loss)gain on available for sale securities	(202)	(220)	1,021	(2,146)
Unrealized gain(loss) on post retirement life benefit	1	8	2	(31)

COMPREHENSIVE INCOME	$1,379	$1,112	$5,723	$1,686

Earnings per share, basic:	$0.25	$0.20	$0.74	$0.59
Earnings per share, diluted:	$0.25	$0.20	$0.73	$0.58

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$4,700	$3,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	428
Provision for loan losses	263	580
Stock based compensation expense	830	643
Gain on sale/ call of AFS securities	(86)	(3)
Premium paid on partial retirement of junior subordinated debt	54	112
Cash surrender value of life insurance	(473)	(501)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	25	66
Prepaid expenses and other assets	(194)	2,913
Accrued interest payable	(278)	(452)
Other liabilities	363	(15)
Net cash provided by operating activities	6,082	7,634
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	6,993	5,497
Investment securities held to maturity	246	342
Loans originated, net of repayments	(29,638)	(25,317)
Purchases of:
Federal Home Loan Bank stock	(82)	—
Investment securities held to maturity	(494)	(2,328)
Investment securities available for sale	(14,958)	(45,878)
Office properties and equipment	(469)	(315)
Proceeds from sale of:
Investment securities available for sale	1,290	—
Federal Home Loan Bank stock	363	70
Proceeds from maturities and calls of:
Investment securities held to maturity	2,328	5,393
Investment securities available for sale	20,000	20,032
Real estate owned	571	962
Net cash used in investing activities	(13,850)	(41,542)
FINANCING ACTIVITIES:
Increase in deposits	23,880	2,285
Dividends paid	(1,222)	(1,249)
Partial retirement of junior subordinated debt	(3,146)	(5,264)
Exercise of incentive stock options	99	424
Purchase of treasury stock	(6,483)	(86)
Purchase of shares by deferred compensation plans trust	(20)	(21)
Increase in advances from borrowers for taxes and insurance	157	(79)
Net cash provided by (used in ) financing activities	13,265	(3,990)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,497	(37,898)
CASH AND CASH EQUIVALENTS—Beginning of period	87,619	163,422
CASH AND CASH EQUIVALENTS—End of period	$93,116	$125,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$5,960	$6,965
Income Taxes	$2,684	$2,152
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$460	$966

 See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements –In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force. This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which created ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period, and should be applied on a prospective basis. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In June 2014, the FASB issued ASU 2014-11, an amendment to ASC 860 “Transfers and Servicing.” This ASU requires accounting changes for repurchase to maturity and repurchase financing transactions, respectively, which will be accounted for as a secured borrowing agreement on a prospective basis. The ASU also adds additional disclosure requirements related to these transactions. The amendment will be effective for the Company for the first annual period ending after December 15, 2014. The accounting changes for all transactions affected by this amendment will have the impact recorded as a cumulative-effect adjustment to retained earnings on the date of adoption. The Company has completed its evaluation and concluded that there is no current impact of this ASU on its financial position, results of operations and disclosures.

Also in June 2014, the FASB issued ASU 2014-12, an amendment to ASC 718 “Compensation-Stock Compensation.” This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting, should continue to be used to account for such awards. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU 2014-14, an amendment to ASC 310-40 “Receivables - Troubled Debt Restructurings by Creditors.” This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Adoption of the amendment by the Company can be either on a prospective or modified retrospective basis. For the prospective basis, the amendment would be applied to foreclosures occurring after the effective date of the amendment. For the modified retrospective basis, the Company would book a cumulative-effect adjustment (reclassification to other receivables as stated in the amendment) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB also issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect this ASU to have an impact on its financial position, result of operations, or disclosures.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$-	$-	$494
U.S. Treasury and government sponsored entity mortgage-backed securities	738	78	-	816
Totals	$1,232	$78	$-	$1,310

Available for Sale
Debt securities:
Corporate	$21,034	$5	$(530)	$20,509
U.S. Treasury and federal agencies	10,586	127	(705)	10,008
Equity securities	3	25	-	28
U.S. treasury and government sponsored entity mortgage-backed securities	84,750	270	(1,870)	83,150
Totals	$116,373	$427	$(3,105)	$113,695

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$2,328	$-	$-	$2,328
U.S. Treasury and government sponsored entity mortgage-backed securities	984	90	-	1,074
Totals	$3,312	$90	$-	$3,402

Available for Sale
Debt securities:
Corporate	$11,551	$155	$(909)	$10,797
U.S. Treasury and federal agencies	35,035	-	(2,132)	32,903
Equity securities	3	27	-	30
U.S. Treasury and government sponsored entity mortgage-backed securities	83,187	392	(1,920)	81,659
Totals	$129,776	$574	$(4,961)	$125,389

As of September 30, 2014 and December 31, 2013, the Company had investment securities available for sale with an estimated fair value of $77.5 million and $98.8 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Agencies	$34	$-	$15,471	$(530)	$15,505	$(530)
Corporate	-	-	3,983	(705)	3,983	(705)
U.S. treasury and government sponsored entity mortgage- backed securities	14,996	(51)	64,147	(1,819)	79,143	(1,870)
Totals	$15,030	$(51)	$83,601	$(3,054)	$98,631	$(3,105)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
U.S. Treasury	$27,221	$(1,814)	$5,682	$(318)	$32,903	$(2,132)
Corporate	-	-	3,796	(909)	3,796	(909)
U.S. treasury and government sponsored entity mortgage- backed securities	74,803	(1,917)	474	(3)	75,277	(1,920)
Totals	$102,024	$(3,731)	$9,952	$(1,230)	$111,976	$(4,961)

Management has reviewed its investment securities as of September 30, 2014 and has determined that all declines in fair value below amortized cost are temporary.

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

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities had been determined to be other-than-temporarily impaired in 2009 and 2008, due solely to credit related factors and the Company has written the securities to zero. The Company continues to own these investments at September 30, 2014. These securities had Fitch credit ratings below investment grade at September 30, 2014. The underlying collateral consists of the bank trust capital securities of over 50 institutions. Each of the securities is in the mezzanine levels of credit subordination and defaults experienced in the pool for each security has significantly exceeded thresholds contemplated in the structure at the time of purchase.

Corporate Debt Securities - The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations backed by bank trust preferred capital securities.

At September 30, 2014, one debt security and two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 15.0% from the Company’s amortized cost basis. The decline is primarily attributable to depressed pricing of two issuers of trust preferred securities. The unrealized loss on these debt securities relates principally to the rising interest rate environment in the financial markets for these types of investments. These securities were performing in accordance with their contractual terms as of September 30, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2014 the Company had fifteen agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 3.0% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of September 30, 2014, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$494	$494	$-	$-
Due after 1 year through 5 years	-	-	5,933	6,060
Due after 5 years through 10 years	-	-	5,000	5,004
Due after 10 years	-	-	20,688	19,453
Total	$494	$494	$31,621	$30,517

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $28 thousand as of September 30, 2014. Mortgage-backed securities had a cost of $85.5 million and a fair value of $84.0 million as of September 30, 2014.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds from the sales of available-for-sale securities	$1,290	$—	$1,290	$—

Gross realized gains	86	—	86	—
Total realized gains	$86	$—	$86	$—

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The gain realized for the three and nine month period ended September 30, 2014 was due to the sale of mortgage backed securities with a book value of $1.2 million for a gain of $84 thousand during the third quarter of 2014.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$582,390	$545,812
Commercial and multi-family	91,287	90,855
Total real estate-mortgage	673,677	636,667
Real estate - construction:
Residential	20,406	25,113
Commercial	2,542	2,510
Total real estate - construction	22,948	27,623
Commercial	20,641	23,445
Consumer:
Home equity	56,671	57,367
Other consumer loans	386	628
Total consumer loans	57,057	57,995
Total loans	774,323	745,730
Net deferred loan cost	3,502	3,271
Allowance for loan losses	(4,029)	(4,199)
Net total loans	$773,796	$744,802

Changes in the allowance for loan losses are as follows:

	Nine months Ended September 30,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$4,199	$3,997
Provision for loan loss	263	580
Charge-offs	(509)	(379)
Recoveries	76	13
Balance, end of period	$4,029	$4,211

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. The Company established a provision for loan losses of $263 thousand for the nine months ended September 30, 2014 as compared to $580 thousand for the comparable period in 2013.

Non-performing assets segregated by classification are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Real estate
One-to-four family residential	$4,089	$3,618
Commercial and multi-family	1,336	463
Commercial	501	-
Consumer	944	674
Non-accrual loans	6,870	4,755
Troubled debt restructuring, non-accrual	630	316
Total non-performing loans	7,500	5,071
Real estate owned	387	498
Total non-performing assets	$7,887	$5,569

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the nine month period ended September 30, 2014 and 2013:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(4,675)	—	—	(4,675)
Charge-offs, net	(439)	439	—	—
Amortization of loan premium	—	—	(153)	(153)
Balance at September 30, 2014	$45,723	$(2,660)	$593	$43,656

Balance at January 1, 2013	$63,690	$(3,423)	$983	$61,250
Principal reductions	(9,591)	—	—	(9,591)
Charge-offs, net	(229)	229	—	—
Amortization of loan premium	—	—	(179)	(179)
Balance at September 30, 2013	$53,870	$(3,194)	$804	$51,480

An age analysis of past due loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2014
Real Estate
1-4 Family Residential	$1,603	$-	$4,720	$6,323	$576,067	$582,390
Commercial and Multi-Family	-	-	1,335	1,335	89,952	91,287
Construction	-	-	-	-	22,948	22,948
Commercial	-	-	501	501	20,140	20,641
Consumer	412	102	944	1,458	55,599	57,057
Total	$2,015	$102	$7,500	$9,617	$764,706	$774,323

December 31, 2013
Real Estate
1-4 Family Residential	$1,271	$-	$3,427	$4,698	$541,114	$545,812
Commercial and Multi-Family	-	-	763	763	90,092	90,855
Construction	-	-	-	-	27,623	27,623
Commercial	-	-	-	-	23,445	23,445
Consumer	266	50	647	963	57,032	57,995
Total	$1,537	$50	$4,837	$6,424	$739,306	$745,730

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
September 30, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$4,722	$4,759	$-	$163
Commercial and Multi-Family	1,335	1,335	-	267
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	945	945	-	67
With an allowance recorded
Real Estate
1-4 Family Residential	5,121	5,510	487	366
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	707	707	64	353
Consumer	530	542	199	106
Total
Real Estate
1-4 Family Residential	9,843	10,269	487	229
Commercial and Multi-Family	1,335	1,335	-	267
Construction	-	-	-	-
Commercial	707	707	64	353
Consumer	1,425	1,487	199	78

December 31, 2013
With no related allowance recorded
Real Estate
1-4 Family Residential	$2,707	$2,744	$-	$193
Commercial and Multi-Family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	674	674	-	61
With an allowance recorded
Real Estate
1-4 Family Residential	3,127	3,166	396	284
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	121	121	21	121
Total
Real Estate
1-4 Family Residential	5,834	5,910	396	233
Commercial and Multi-Family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	795	795	21	66

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of September 30, 2014, the Company had entered into 12 TDR agreements, modifying the interest rate, with a total carrying value of $3.5 million, of which two were not performing totaling $630 thousand included in impaired loans at September 30, 2014. These loans had a specific reserve of $403 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of September 30, 2014 and December 31, 2013, respectively.

	As of September 30, 2014			As of December 31, 2013
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	7	$3,003	$3,003	6	$2,216	$2,216
Consumer	4	290	290	1	121	121
Commercial	1	206	206	–	–	–
Total	12	$3,499	$3,499	7	$2,337	$2,337

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

The following table presents classified loans by class of loans as of September 30, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
	(Dollars in thousands)
Grade:
Special Mention	$3,971	$3,692	$-	$629	$-	$-	$1,031	$90	$954	$1,040
Substandard	9,367	7,612	781	3,645	-	-	3,677	665	1,649	900
Doubtful and Loss	-	-	-	-	-	-	-	-	14	-
Total	$13,338	$11,304	$781	$4,274	$-	$-	$4,708	$755	$2,617	$1,940

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2014 and December 31, 2013.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
	(Dollars in thousands)
Performing	$577,671	$541,878	$89,951	$90,392	$22,948	$27,623	$20,140	$23,445	$56,113	$57,321
Non-Performing	4,719	3,934	1,336	463	-	-	501	-	944	674
Total	$582,390	$545,812	$91,287	$90,855	$22,948	$27,623	$20,641	$23,445	$57,057	$57,995

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2014 and December 31, 2013. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(463)	-	-	-	(46)	(509)
Recoveries	1	-	-	75	-	76
Provision for loan losses	118	80	(34)	(91)	190	263
Ending balance	$2,637	$631	$51	$214	$496	4,029
Ending balance: individually evaluated for impairment	$487	$-	$-	$64	$199	750
Ending balance: collectively evaluated for impairment	$2,150	$631	$51	$150	$297	3,279
Loan Receivables:
Ending balance	$582,390	$91,287	$22,948	$20,641	$57,057	$774,323
Ending balance: individually evaluated for impairment	$9,843	$1,335	$-	$707	$1,475	$13,360
Ending balance: collectively evaluated for impairment	$572,547	$89,952	$22,948	$19,934	$55,582	$760,963

December 31, 2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(393)	(79)	-	(75)	(20)	(567)
Recoveries	-	-	-	-	12	12
Provision for loan losses	789	121	(102)	19	(70)	757
Ending balance	$2,981	$551	$85	$230	$352	4,199
Ending balance: individually evaluated for impairment	$396	$-	$-	$-	$21	417
Ending balance: collectively evaluated for impairment	$2,585	$551	$85	$230	$331	3,782
Loan Receivables:
Ending balance	$545,812	$90,855	$27,623	$23,445	$57,995	$745,730
Ending balance: individually evaluated for impairment	$5,559	$-	$-	$463	$795	$6,817
Ending balance: collectively evaluated for impairment	$540,253	$90,855	$27,623	$22,982	$57,200	$738,913

4.	DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$455,292	0.13%	$419,608	0.12%
Passbook savings and club accounts	170,203	0.20%	170,660	0.20%
Subtotal	625,495		590,268
Certificates with original maturities:
Within one year	48,412	0.31%	68,941	0.41%
One to three years	107,603	0.90%	95,397	1.39%
Three years and beyond	23,042	1.83%	26,041	2.56%
Total certificates	179,057		190,379
Total	$804,552		$780,647

The aggregate amount of certificate accounts in denominations of $100 thousand or more at September 30, 2014 and December 31, 2013 amounted to $62.6 million and $68.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at September 30, 2014 and December 31, 2013 amounted to $186.1 million and $164.2 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,580	$1,324	$4,700	$3,863
Denominators:
Basic average shares outstanding	6,226,913	6,533,760	6,333,123	6,514,699
Effect of dilutive common stock equivalents	134,943	111,658	136,334	119,055
Diluted average shares outstanding	6,361,856	6,645,418	6,469,457	6,633,754

Earnings per share:
Basic	$0.25	$0.20	$0.74	$0.59
Diluted	$0.25	$0.20	$0.73	$0.58

At September 30, 2014 and 2013, there were 598,328 and 541,112 outstanding anti-dilutive options, respectively, 63,490 and 40,590 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2014 and 2013 and changes during the nine months ended September 30, 2014 and 2013 are presented below:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	680,200	$12.14	649,313	$11.90
Granted	—	—	—	—
Exercised	5,809	$11.49	34,013	$12.38
Forfeited	—	—	—	—
Outstanding at the end of the period	674,391	$12.15	615,300	$11.92
Exercisable at the end of the period	524,462	$12.06	468,986	$12.23
Stock options vested or expected to vest (1)	606,952	$12.15	553,770	$11.92

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2014:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	269,511	$13.19	0.9 years
November 21, 2006	17,586	$14.78	2.2 years
November 20, 2007	18,448	$11.32	3.2 years
August 18, 2010	221,948	$10.21	5.9 years
March 15, 2011	13,600	$12.06	6.5 years
August 17, 2011	49,498	$11.53	6.9 years
November 19, 2012	17,500	$13.10	8.2 years
November 19, 2013	66,300	$14.14	9.1 years
Total	674,391	$12.15	4.2 years

The compensation expense on options recognized for the three and nine months ended September 30, 2014 was $46 thousand and $138 thousand, respectively, as compared to $38 thousand and $114 thousand for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, there was $469 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.7 years.

Summary of Non-vested Stock Award Activity:

	Nine Months ended September 30, 2014		Nine Months ended September 30, 2013
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	83,290	$10.99	60,390	$10.33
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	19,800	$10.30	19,800	$10.30
Outstanding at September 30, 2014	63,490	$12.91	40,590	$10.35

The compensation expense on non-vested stock awards recognized for the three and nine months ended September 30, 2014 was $81 thousand and $244 thousand, respectively, as compared to $51 thousand and $153 thousand for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, there was $672 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 3.7 years.

7.	INCOME TAXES

Income tax expense was $2.6 million for an effective tax rate of 35.7% for the nine months ended September 30, 2014 compared to $2.1 million for an effective tax rate of 35.0% for the same period in 2013.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2014 and December 31, 2013, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2014, the tax years ended December 31, 2011 through 2013 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2010 through 2013 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the third quarter of 2014, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 22, 2014 to stockholders of record as of the close of business on August 1, 2014.

On August 5, 2014, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 135,000 shares of the Company’s outstanding common stock, or approximately 2% of outstanding shares.

The Company repurchased a total of 292,218 and 439,218 shares at a weighted average cost of $14.83 and $14.54 per share for the three and nine months ended September 30, 2014, respectively.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 3013. Reclassification adjustments recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 2014 are as follows:

	For the Three and Nine Months Ended September 30, 2014
	Three months change			Nine months change
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(Dollars in thousands)
Unrealized holding loss on securities available for sale during the period	$(2,764)	$1,072	$(1,692)	$(2,764)	$1,072	$(1,692)
Reclassification adjustment for net gains included in net income(1)	86	(30)	56	86	(30)	56
Net unrealized loss on securities available for sale	$(2,678)	$1,042	$(1,636)	$(2,678)	$1,042	$(1,636)

(1) All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

A summary of the changes in components of Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Unrealized (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Three month period comparison
Beginning balance - 07/01/2014	$(1,434)	$(9)	$(1,443)
Current period change	(326)	1	(325)
Tax benefit	124	—	124
Ending balance – 09/30/2014	$(1,636)	$(8)	$(1,644)

Beginning balance – 07/01/2013	$(1,822)	$(186)	$(2,008)
Current period change	(411)	8	(403)
Tax benefit	191	—	191
Ending balance – 09/30/2013	$(2,042)	$(178)	$(2,220)

Nine month period comparison
Beginning balance - 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	1,709	2	1,711
Tax benefit	(688)	—	(688)
Ending balance – 09/30/2014	$(1,636)	$(8)	$(1,644)

Beginning balance – 01/01/2013	$104	$(148)	$(44)
Current period change	(3,586)	(31)	(3,617)
Tax benefit	1,440	—	1,440
Ending balance – 09/30/2013	$(2,042)	$(178)	$(2,220)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2014 and December 31, 2013:

	Category Used for Fair Value Measurement
September 30, 2014	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$83,150	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	20,509	-
Corporate securities	-	10,008	-
Equity securities	28	-	-
Totals	$28	$113,667	$-

	Category Used for Fair Value Measurement
December 31, 2013	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$-	$81,659	$-
U.S. Treasury and federal agencies
State and municipal obligations	-	32,903	-
Corporate securities	-	10,797	-
Equity securities	30	-	-
Totals	$30	$125,359	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Nine Month Period Ended	Total	Level 1	Level 2	Level 3	Total Losses
		(Dollars in thousands)
September 30, 2014
Assets:
Impaired loans	$5,609	$—	$2,459	$3,150	$(441)
Real estate owned	248	—	248	—	(55)

September 30, 2013
Assets:
Impaired loans	$3,111	$—	$2,958	$153	$(97)
Real estate owned	525	—	525	—	(143)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the nine months ended September 30, 2014 were $5.6 million. Such loans were carried at the value of $6.1 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $441 thousand. Total loans remeasured at fair value for the nine months ended September 30, 2013 were $3.1 million. Such loans were carried at the value of $3.2 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $97 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the nine months ended September 30, 2014 was $248 thousand. These properties were carried at a value of $303 thousand immediately prior to remeasurement, resulting in $55 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the nine months ended September 30, 2013 was $525 thousand. These properties were carried at a value of $688 thousand immediately prior to remeasurement, resulting in $143 thousand of impairment through earnings.

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

		Category Used For Fair Value
September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$93,116	$93,116	$-	$-
Investment securities:
Held to maturity	1,232	-	1,310	-
Available for sale	113,695	28	113,667	-
Loans receivable, net	773,796	-	780,721	-
Federal Home Loan Bank stock	6,039	-	6,039	-

Liabilities:
NOW and other demand deposit accounts	455,292	-	470,754	-
Passbook savings and club accounts	170,203	-	178,456	-
Certificates	179,057	-	179,350	-
Advances from Federal Home Loan Bank	110,000	-	118,251	-
Junior subordinated debenture	7,217	-	7,217	-

		Category Used For Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
		(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,619	$87,619	$-	$-
Investment securities:
Held to maturity	3,312	-	3,402	-
Available for sale	125,389	30	125,359	-
Loans receivable, net	744,802	-	744,333	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	419,608	-	436,163	-
Passbook savings and club accounts	170,661	-	178,939	-
Certificates	190,379	-	189,821	-
Advances from Federal Home Loan Bank	110,000	-	118,787	-
Junior subordinated debenture	10,309	-	9,278	-

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2014. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2014 and December 31, 2013, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at September 30, 2014 as compared to $4.6 million at December 31, 2013. The Company completed its annual goodwill impairment test as of August 1, 2014 and concluded that goodwill was not impaired. At September 30, 2014, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $567 thousand at September 30, 2014 as compared to $625 thousand at December 31, 2013. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2014			2013
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$295	$203	$498	$412	$494	$906
Transfers into Real Estate Owned	460	–	460	438	528	966
Sales of Real Estate Owned	(410)	(161)	(571)	(610)	(353)	(963)
Balance, September 30,	$345	$42	$387	$240	$669	$909

12.	JUNIOR SUBORDINATED DEBENTURES

On September 5, 2014, the Company redeemed $3.1 million principal amount of its 8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The Company paid a redemption premium of $54 thousand. As a result, other borrowings decreased $3.1 million to $7.2 million at September 30, 2014 from $10.3 million at December 31, 2013.

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

MARKET AREA

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of twelve full-service offices, of which ten are located in Atlantic County and two in Cape May County. The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Since the beginning of 2014, four of the 12 Atlantic City casinos that were operating as of January 1, 2014 have closed and a fifth has declared bankruptcy and threatened to close in November. The casino closings in 2014 have resulted in the loss of approximately 8,000 jobs. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area, and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. As of September 30, 2014, we had $18.2 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.4% of total loans. Of these loans, less than $5.0 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Total assets of the Company increased $20.0 million to $1,040.0 million at September 30, 2014 from $1,020.0 million at December 31, 2013. Loans receivable, net, increased $29.0 million, investment and mortgage-backed securities decreased $13.8 million and cash and cash equivalents increased by $5.5 million. Deposits increased $23.9 million while borrowings decreased $3.1 million.

Investments

Investments and mortgage-backed securities decreased $13.8 million to $114.9 million at September 30, 2014 from $128.7 million at December 31, 2013. The decrease was the result of repayments, calls and maturities of $31.0 million partially offset by purchases of $15.5 million of agency investments and an improvement in the unrealized holding loss on investment securities of $1.7 million.

Loans

Loans receivable, net, increased $29.0 million to $773.8 million at September 30, 2014 from $744.8 million at December 31, 2013. The increase resulted from increases in the real estate mortgage portfolio of $37.0 million offset by decreases in real estate construction loans of $4.7 million, commercial loans of $2.8 million and consumer loans of $938 thousand. Loan originations totaled $114.4 million for the nine months ended September 30, 2014 compared to $143.9 million originated in the nine months ended September 30, 2013. Real estate mortgage loan originations totaled $69.8 million, real estate construction loan originations totaled $22.9 million, consumer loan originations totaled $12.3 million and commercial loan originations totaled $9.4 million for the first nine months of 2014. Origination activity was offset by $85.8 million of normal loan payments and payoffs, compared to payments and payoffs of $119.0 million in the same period of the prior year. The higher than normal percentage decrease in residential construction loans of 18.7% resulted from completion of the construction phase and movement into the permanent loan phase of ongoing construction loans.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2014.

	September 30, 2014	December 31, 2013	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$582,390	$545,812	$36,578	6.7%
Commercial and multi-family	91,287	90,855	432	0.5
Total real estate – mortgage	673,677	636,667	37,010	5.8

Real estate – construction:
Residential	20,406	25,113	(4,707)	(18.7)
Commercial	2,542	2,510	32	1.3
Total real estate – construction	22,948	27,623	(4,675)	(16.9)

Commercial	20,641	23,445	(2,804)	(12.0)

Consumer
Home equity	56,671	57,367	(696)	(1.2)
Other consumer loans	386	628	(242)	(38.5)
Total consumer loans	57,057	57,995	(938)	(1.6)

Total loans	774,323	745,730	28,593	3.8
Net deferred loan cost	3,502	3,271	231	7.1
Allowance for loan losses	(4,029)	(4,199)	170	(4.0)
Net total loans	$773,796	$744,802	$28,994	3.9%

Non-Performing Assets

Non-performing assets totaled $7.9 million, or 0.76% of total assets, at September 30, 2014 compared to $5.6 million or 0.55% of total assets at December 31, 2013 and $6.4 million, or 0.61% of total assets, at September 30, 2013. The increase from December 31, 2013 was the result of increases in non-performing loans of $2.1 million, TDR non-accrual loans of $314 thousand offset by a decrease in real estate owned of $111 thousand. Non-performing assets consisted of 23 residential mortgages totaling $4.1 million, five real estate commercial mortgages totaling $1.3 million, one commercial loan totaling $501 thousand, nine consumer equity loans totaling $944 thousand, two TRD non-accrual loans totaling $630 thousand and five real estate owned properties totaling $387 thousand. Real estate owned decreased by one property while the total balance decreased $111 thousand at September 30, 2014 to $387 thousand from $498 thousand at December 31, 2013.

The allowance for loan losses decreased $182 thousand to $4.0 million, or 0.52% of total net loans, from $4.2 million at September 30, 2013, or 0.58% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $433 thousand offset by an addition to the allowance of $263 thousand. Net charge-offs totaled $433 thousand in 2014 compared to $366 thousand for the same period in 2013. The loss factors used to calculate the allowance were relatively stable in September 2014 from December 2013. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, collateral position, credit characteristics of the underlying borrowers and current economic conditions. At September 30, 2014, the specific allowance on loans individually evaluated for impairment was $750 thousand and pooled allowance on the remainder of the loan portfolio was $3.3 million as compared to specific allowance on loans individually evaluated for impairment of $417 thousand and pooled allowance on the reminder of the loan portfolio of $3.8 million at December 31, 2013.

	Nine months Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$4,199	$3,997
Provision for loan losses	263	580

Recoveries	76	13
Charge-offs	(509)	(379)
Net (charge-offs) recoveries	(433)	(366)
Allowance at end of period	$4,029	$4,211

Allowance for loan losses as a percent of total loans	0.52%	0.58%

Allowance for loan losses as a percent of non-performing loans	53.7%	77.33%

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$4,089	$3,618
Real estate - commercial	1,336	463
Commercial	501	—
Consumer	944	674
Total	6,870	4,755
Troubled debt restructurings - nonaccrual	630	316
Total nonaccrual loans	7,500	5,071
Real estate owned	387	498
Total non-performing assets	$7,887	$5,569
Total non-performing loans to total loans	0.97%	0.68%
Total non-performing loans to total assets	0.72%	0.50%
Total non-performing assets to total assets	0.76%	0.55%

Deposits

Deposits increased $23.9 million, or 3.1%, to $804.6 million at September 30, 2014 from $780.6 million at December 31, 2013. Interest bearing demand deposits increased $32.1 million, non-interest bearing checking increased $3.6 million, savings accounts decreased by $458 thousand and certificates of deposit decreased by $11.3 million. The Company continued its focus on attracting core deposits which totaled $625.5 million or 77.7% of total deposits.

The following table summarizes changes in deposits in the nine months ended September 30, 2014.

	September 30,	December 31,
	2014	2013	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$100,306	$96,750	$3,556	3.7%
Interest-bearing demand deposits	354,986	322,857	32,129	10.0
Savings accounts	170,203	170,661	(458)	(0.3)
Time deposits	179,057	190,379	(11,322)	(5.9)
Total	$804,552	$780,647	$23,905	3.1%

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2014 from December 31, 2013. On September 5, 2014, the Company redeemed $3.1 million principal amount of its 8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The Company paid a redemption premium of $54 thousand. As a result, other borrowings decreased $3.1 million to $7.2 million at September 30, 2014 from $10.3 million at December 31, 2013.

Stockholders’ Equity

Stockholders’ equity decreased $1.1 million to $105.1 million at September 30, 2014, from $106.2 million at December 31, 2013, primarily as a result of increases of treasury stock of $6.3 million offset by $4.7 million of net income, an increase in other comprehensive income of $1.0 million and increases in contra benefit plans of $500 thousand and dividends paid of $452 thousand. The increase in treasury stock resulted from repurchased shares of the Company’s common stock totaling 292,218 and 439,218 during the three and nine month periods ending September 2014 at an average price of $14.83 and $14.54 per share, respectively. 49,100 shares remain to be purchased of a previously announced repurchase plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Net income was $1.6 million for the three months ended September 30, 2014 as compared to $1.3 million for the three months ended September 30, 2013. The increase of $256 thousand, or 19.3%, in 2014 from 2013 was due primarily to an increase in net interest income, decreases in provisions for loan losses, other income and other expenses and an increase in income tax expense.

Net income was $4.7 million for the nine months ended September 30, 2014 as compared to $3.9 million for the nine months ended September 30, 2013. The $837 thousand, or 21.7%, increase in 2014 from 2013 was due primarily to an increase in net interest income, decreases in provisions for loan losses and other income and an increase in income tax expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$1,580	$1,324	$4,700	$3,863
Basic earnings per share	$0.25	$0.20	$0.74	$0.59
Diluted earnings per share	$0.25	$0.20	$0.73	$0.58
Return on average assets (annualized)	0.61%	0.50%	0.61%	0.49%
Return on average equity (annualized)	5.89%	5.00%	5.84%	4.84%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,243	$7,964	$279	3.5%
Investment securities	612	719	(107)	(14.9)
Total interest income	8,855	8,683	172	2.0

INTEREST EXPENSE:
Deposits	625	737	(112)	(15.2)
Borrowings	1,272	1,365	(93)	(6.8)
Total interest expense	1,897	2,102	(205)	(9.8)
Net interest income	$6,958	$6,581	$377	5.7%

Interest income increased by $172 thousand, or 2.0%, for the quarter ended September 30, 2014 compared to September 30, 2013. The increase resulted from an increase in interest-earning assets of $29.6 million offset in part by a decrease in yield on earning assets of 6 basis points.

Interest expense decreased by $205 thousand, or 9.8%, for the quarter ended September 30, 2014 over the same period last year due to decreases in the average rate paid on deposits and borrowings of 9 basis points and decreases in the average balance of interest-bearing deposits and borrowings of $6.1 million.

Net interest income increased by $377 thousand, or 5.7%, for the quarter ended September 30, 2014 compared to the same period in 2013. The interest rate spread and net interest margin of the Company were 3.08% and 3.15%, respectively, for the three months ended September 30, 2014, compared to 3.04% and 3.08%, respectively, for the same period in 2013. The net increase in the interest rate spread of 4 basis points and margin of 7 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 9 basis points partially offset by a decrease in the rate earned on interest-earning assets of 6 basis points. The decrease in rate on interest earnings assets resulted from a decrease in the average rate on loans of 13 basis points, a decrease in the average rate on investments of 4 basis points and a decrease in the average balance of investments of $17.9 million offset by an increase in the average balance of loans of $47.6 million. The decrease in cost of interest-bearing liabilities resulted from decreases in the average rate paid on interest-bearing deposits of 6 basis points and the average rate paid on borrowings of 16 basis points as well as decreases in the average balance of interest-bearing deposits of $1.9 million and the average balance of borrowings of $4.2 million.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$24,569	$23,968	$601	2.5%
Investment securities	1,951	2,144	(193)	(9.0)
Total interest income	26,520	26,112	408	1.6

INTEREST EXPENSE:
Deposits	1,898	2,353	(455)	(19.3)
Borrowings	3,818	4,169	(351)	(8.4)
Total interest expense	5,716	6,522	(806)	(12.4)
Net interest income	$20,804	$19,590	$1,214	6.2%

Interest income increased by $408 thousand, or 1.6%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase resulted from an increase in interest-earning assets of $41.7 million offset in part by a decrease in yield on earning assets of 13 basis points.

Interest expense decreased by $806 thousand, or 12.4%, for the nine months ended September 30, 2014 over the same period last year due to decreases in the average rates paid on deposits and borrowings of 12 basis points and decreases in the average balance of interest-bearing deposits and borrowings of $15.8 million.

Net interest income increased by $1.2 million, or 6.2%, for the nine months ended September 30, 2014 compared to the same period in 2013. The interest rate spread and net interest margin of the Company were 3.07% and 3.15%, respectively, for the nine months ended September 30, 2014, compared to 3.10% and 3.11%, respectively, for the same period in 2013. The increase in the net interest margin of 4 basis points resulted from a decrease in the average rate paid on interest-bearing liabilities of 12 basis points partially offset by a decrease in the rate earned on interest-earning assets of 13 basis points. The net decrease in rate on interest-earnings assets resulted from a decrease in the average rate on loans of 18 basis points, a decrease in the average rate on investments of 10 basis points and a decrease in the average balance of investments of $6.4 million offset by an increase in the average balance of loans of $48.1 million. The decrease in cost of interest-bearing liabilities resulted from decreases in the average rate paid on interest-bearing deposits of 8 basis points and the average rate paid on borrowings of 21 basis points as well as decreases in the average balance of interest-bearing deposits of $10.9 million and the average balance of borrowings of $4.8 million.

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

Average Balance Tables
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$769,054	$8,243	4.29%	$721,487	$7,964	4.42%
Investment securities	115,706	612	2.11%	133,628	719	2.15%
Total interest-earning assets	884,760	8,855	4.00%	855,115	8,683	4.06%
Noninterest-earning assets	154,939			194,151
Total assets	$1,039,699			$1,049,266

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$348,854	139	0.16%	$328,774	127	0.16%
Savings accounts	169,652	86	0.20%	172,381	87	0.20%
Certificates of deposit	180,630	400	0.88%	199,889	523	1.05%
Total interest-bearing deposits	699,136	625	0.36%	701,044	737	0.42%

FHLB advances	110,000	1,067	3.88%	110,000	1,067	3.88%
Subordinated debt	9,435	205	8.68%	13,671	298	8.72%
Total borrowings	119,435	1,272	4.26%	123,671	1,365	4.42%
Total interest-bearing liabilities	818,571	1,897	0.93%	824,715	2,102	1.02%
Noninterest-bearing demand accounts	102,304			107,571
Other liabilities	11,786			11,084
Total liabilities	932,661			943,370

Stockholders’ equity	107,038			105,896
Total liabilities and stockholders’ equity	$1,039,699			$1,049,266

Net interest income		$6,958			$6,581
Interest rate spread			3.08%			3.04%
Net interest margin			3.15%			3.08%
Average interest-earning assets to average interest-bearing liabilities	108.09%			103.69%

Average Balance Tables
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$760,610	$24,569	4.31%	$712,500	$23,968	4.49%
Investment securities	121,369	1,951	2.14%	127,746	2,144	2.24%
Total interest-earning assets	881,979	26,520	4.01%	840,246	26,112	4.14%
Noninterest-earning assets	151,238			212,785
Total assets	$1,033,217			$1,053,031

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$339,906	$391	0.15%	$327,758	$384	0.16%
Savings accounts	169,976	255	0.20%	172,243	256	0.20%
Certificates of deposit	185,401	1,252	0.90%	206,208	1,713	1.11%
Total interest-bearing deposits	695,283	1,898	0.36%	706,209	2,353	0.44%

FHLB advances	110,000	3,167	3.84%	110,000	3,201	3.88%
Subordinated debt	10,015	651	8.67%	14,860	968	8.69%
Total borrowings	120,015	3,818	4.24%	124,860	4,169	4.45%
Total interest-bearing liabilities	815,298	5,716	0.93%	831,069	6,522	1.04%
Noninterest-bearing demand accounts	99,146			104,263
Other	11,532			11,220
Total liabilities	925,976			946,552

Stockholders’ equity	107,241			106,479
Total liabilities and stockholders’ equity	$1,033,217			$1,053,031

Net interest income		$20,804			$19,590
Interest rate spread			3.07%			3.10%
Net interest margin			3.15%			3.11%
Average interest-earning assets to average interest-bearing liabilities	108.18%			101.10%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $125 thousand and $263 thousand in the three and nine months ended September 30, 2014, respectively, compared to $186 thousand and $580 thousand in the three and nine months ended September 30, 2013, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2014 and 2013 and the changes between the periods.

	Three Months Ended September 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$417	$520	(19.8)%
Cash surrender value of life insurance	159	169	(5.9)
Gain on sale of investments	86	3	2866.7
Other	440	436	0.9
Total other income	$1,102	$1,128	(2.3)%

Other income decreased $26 thousand, or 2.3%, to $1.1 million for the three-month period ended September 30, 2014 from the same period in 2013. The decrease in service charges income of $103 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $10 thousand resulted from a decrease in the yield earned on the policies. Gain on sale of investments increased $83 thousand and other income increased $4 thousand primarily from increased debit card commissions received.

The following table summarizes other income for the nine months ended September 30, 2014 and 2013 and the changes between the periods.

	Nine Months Ended September 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,308	$1,580	(17.2)%
Cash surrender value of life insurance	473	501	(5.6)
Gain on sale of investments	86	3	2866.7
Other	1,328	1,270	4.6
Total other income	$3,195	$3,354	(4.8)%

Other income decreased $159 thousand, or 4.8%, to $3.2 million for the nine-month period ended September 30, 2014 from the same period in 2013. The decrease in service charges income of $272 thousand resulted from lower service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $28 thousand resulted from a decrease in the yield earned on the policies. Gain on sale of investments increased $83 thousand and other income increased $58 thousand primarily from increased debit card commissions received and other income.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2014 and 2013 and the changes between periods.

	Three Months Ended September 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,177	$3,084	3.0%
Occupancy and equipment	1,282	1,287	(0.4)
Federal insurance premiums	130	140	(7.1)
Advertising	125	86	45.3
Professional services	245	334	(26.6)
Real estate owned expense	(41)	20	(307.8)
Other operating expense	533	552	(3.4)
Total other expense	$5,451	$5,503	(0.9)%

N/M – not measurable

Other expenses decreased $52 thousand, or 0.9%, to $5.5 million for the three-month period ended September 30, 2014 from the same period in 2013. The decrease in other expense for the third quarter of 2014 compared to 2013 resulted from decreases in FDIC insurance, occupancy and equipment, REO expenses and other operating expenses of $184 thousand offset by increases in salaries and benefits and marketing expenses of $132 thousand. Other operating expenses for the third quarter of 2014 and 2013 include expenses of $54 thousand and $112 thousand, respectively, of premiums paid for the early redemption of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities.

The following table summarizes other expense for the nine months ended September 30, 2014 and 2013 and the changes between the periods.

	Nine Months Ended September 30,
	2014	2013	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$9,567	$9,384	2.0%
Occupancy and equipment	3,844	3,812	0.8
Federal insurance premiums	400	405	(1.2)
Advertising	313	306	2.3
Professional services	794	1,005	(21.0)
Real estate owned expense	51	55	(9.1)
Other operating expense	1,458	1,455	0.2
Total other expense	$16,427	$16,422	0.0%

N/M – not measurable

Other expenses were unchanged to $16.4 million for the nine-month period ended September 30, 2014 from the same period in 2013. The increase in the nine-month period of 2014 compared to 2013 resulted from decreases in FDIC insurance, professional services and REO expenses of $220 thousand were offset by increases in salaries and benefits, occupancy and equipment, marketing expenses and other operating expenses of $225 thousand. Other operating expenses for the nine-month periods of 2014 and 2013 include expenses $54 thousand and $112 thousand, respectively, of premiums paid for the early redemption of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities.

Income Taxes

Income taxes increased $208 thousand to $904 thousand for an effective tax rate of 36.4% for the three months ended September 30, 2014, compared to $696 thousand for an effective tax rate of 34.5% from the same period in 2013. The increase resulted from higher taxes on higher taxable income and a change in the mix of assets with a tax preference.

Income taxes increased $530 thousand to $2.6 million for an effective tax rate of 35.7% for the nine months ended September 30, 2014, compared to $2.1 million for an effective tax rate of 35.0% from the same period in 2013. The increase resulted from higher taxes on higher taxable income and a change in the mix of assets with a tax preference.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $93.1 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $14.6 million. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $306.4 million from the Federal Home Loan Bank of New York.

At September 30, 2014, we had $72.2 million in loan commitments outstanding, which included $25.0 million in undisbursed loans, $45.5 million in unused home equity lines of credit and $1.6 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2014 totaled $125.9 million, or 70.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2014, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $98.2 million, or 9.54% of total adjusted assets, which is above the required level of $41.2 million or 4.0%; Tier 1 risk-based capital of $98.2 million, or 18.45% of total adjusted assets which is above the required level of $21.3 million or 4.0%; and total risk-based capital of $101.5 million, or 19.07% of risk-weighted assets, which is above the required level of $42.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2014 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	7.43%	9.50%
100 basis point decrease in rates	(0.53)	(2.52)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at June 30, 2014 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$107,328	$(40,823)	(27.56)%	11.42%	(300	)bp
200	122,371	(25,781)	(17.40)	12.62	(180)
100	135,872	(12,280)	(8.29)	13.60	(82)
50	142,081	(6,071)	(4.10)	14.02	(40)
0	148,152	—	—	14.42	—
(50)	150,981	2,829	1.91	14.54	12
(100)	151,554	3,403	2.30	14.48	6

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

For the three and nine months ended September 30, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

A downturn in the local economy could cause increases in nonperforming loans, which would hurt our profits.

Substantially all of our loans are secured by real estate or made to individuals or businesses located in Southern New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. Since the beginning of 2014, four of the 12 Atlantic City casinos that were operating as of January 1, 2014 have closed and a fifth has declared bankruptcy and threatened to close in November. The casino closings in 2014 have resulted in the loss of approximately 8,000 jobs. Tourism is a significant contributor to the economy of Southern New Jersey, and other tourism destinations on the Jersey Shore rely on visitors to Atlantic City, who also visit nearby Shore communities for shopping, sightseeing or dining. While we are not engaged in lending to the gaming industry, some of our borrowers are employed in the gaming industry or have businesses that benefit from the industry. Declines in the New Jersey gaming industry could result in increased levels of classified assets, nonperforming loans and charge-offs, as well as a reduced loan demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended September 30, 2014:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2013 through July 31, 2013	–	–	–	–

Month #2 August 1, 2013 through August 31, 2013	235,418	$14.94	29,100	105,900

Month #3 September 1, 2013 through September 30, 2013	56,800	$14.39	56,800	49,100

Total	292,218	$14.83	85,900

_______________

(1)	On August 5, 2014, the Company’s Board of Directors approved the repurchase of up to 135,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 7, 2014	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 7, 2014	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

