Form 10-K
period 2014-12-31
Ocean Shore Holding Co.
filed 2015-03-13
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☒     No ☐

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $88,182,686, based on a closing price of $14.65.

The number of shares outstanding of the registrant’s common stock as of March 1, 2015 was 6,306,390.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of eleven full-service offices, of which nine are located in Atlantic County and two in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry.  In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have been recently announced and are at the final stages of completion. Both a Bass Pro Shop and a $134 million convention center at Harrah’s Resort Atlantic City are expected to open in the spring of 2015. Additionally, The Pier Shops of Caesar were purchased by a Philadelphia developer and will receive a full renovation. The Richard Stockton College of New Jersey purchased the former casino Showboat Atlantic City at the end of 2014, beginning its transformation into an island campus designed to spur economic and community development. Stockton expects to have the hotel portion of the Island Campus operating by late spring 2015, with some summer session classes to follow. Full academic programs are expected to begin in fall 2015. Outside of Atlantic City, The Richard Stockton College of New Jersey recently announced its takeover of the FAA Next Gen Research Park. The Research Park will be located on the campus of the Federal Aviation Administration’s William J. Hughes Technical Center in Egg Harbor Township. At full build out, the Research Park consist of seven buildings encompassing 400,000 square feet of research and development facilities. During 2014, the Stockton Aviation Research and Technology Park was selected by the FAA as one of the National test sites for future government use of commercial drones.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of December 31, 2014, we had $18.2 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.3% of total loans. Of these loans, less than $5.0 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wells Fargo & Company, and TD Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2014, we had a deposit market share of 10.0% in Atlantic County, which represented the 4th largest deposit market share, respectively, out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 9.4%, which represented the 6th largest market share out of 13 banks with offices in the county.

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

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2014, 41.1% of our one- to four-family mortgage loans were secured by second homes and 14.9% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

We originate fixed-rate and adjustable-rate commercial real estate loans for terms up to 25 years. Interest rates and payments on adjustable-rate loans typically adjust every five years after a five-year initial fixed period to a rate typically 2 ½ to 3 ½% above the five-year constant maturity Treasury index. In some instances, there is an adjustment period or a lifetime interest rate cap. Loans are secured by mortgage liens and amounts generally do not exceed 80% of the property’s appraised value.

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

Consumer Loans. At December 31, 2014, nearly all of our consumer loans were home equity loans or lines of credit. The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

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

We generally originate loans for our portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, we had no loans held for sale.

During 2014, we did not purchase any loans. At December 31, 2014, purchased loans totaled $5.7 million.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2014, our regulatory limit on loans to one borrower was $15.3 million. At that date, our largest lending relationship was $4.2 million, which consisted of four commercial mortgage loans, which were performing according to their original repayment terms at December 31, 2014.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2014 totaled $28.4 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2014.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of the Chief Executive Officer, Chief Financial Officer and Controller. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

At December 31, 2014, 72.7% of our investment portfolio consisted of mortgage-backed securities issued primarily by government sponsored enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2014 possessed the highest possible investment credit rating at that date. The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2014, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2014, commercial deposits totaled $156.6 million, or 19.9% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2014, we had $181.0 million in deposits from 10 municipalities and 17 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

Personnel

As of December 31, 2014 we had 149 full-time employees and 38 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Ocean Shore Holding’s subsidiaries are Ocean City Home Bank, OCHB Preferred Corp., a New Jersey corporation, which qualifies as a mortgage Real Estate Investment Trust, and OCHB Investment Co., a Delaware corporation.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2014.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004. Age 59.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 54.

Janet Bossi has been the Executive Vice President of Loan Administration of Ocean City Home Bank since December 2012. Prior to becoming an executive vice president, Ms. Bossi was a senior vice president of Ocean City Home Bank. Age 48.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 64.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 60.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, and assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, Ocean City Home Bank met each of its capital requirements.

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

As of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

Insurance of Deposit Accounts. Ocean City Home Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from seven to 77.5 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test a violation of law that could result in an enforcement action. As of December 31, 2014, Ocean City Home Bank maintained 90.92% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2014 of $6.0 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2014: a 3% reserve ratio was assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2015, will require a 3% ratio for up to $103.6 million and an exemption of $14.5 million. Ocean City Home Bank complies with the foregoing requirements.

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

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

A downturn in the local gaming industry could cause increases in nonperforming loans, which would hurt our profits.

Substantially all of our loans are secured by real estate or made to individuals or businesses located in Southern New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. Tourism is a significant contributor to the economy of Southern New Jersey, and other tourism destinations on the Jersey Shore rely on visitors to Atlantic City, who also visit nearby Shore communities for shopping, sightseeing or dining. While we are not engaged in lending to the gaming industry, some of our borrowers are employed in the gaming industry or have businesses that benefit from the industry. Declines in the New Jersey gaming industry could negatively impact the economy of Southern New Jersey, which could result in increased levels of classified assets, nonperforming loans and charge-offs, as well as reduced loan demand.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2014, $587.4 million, or 75.9%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $54.3 million, or 7.0%, of our loan portfolio consisted of home equity loans. Declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2014, 41.1% of our one- to four-family mortgage loans were secured by second homes and 14.9% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2014, $116.2 million, or 15.0%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by Ocean City Home’s primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.49% of total loans outstanding and 60.0% of nonperforming loans at December 31, 2014. Our allowance for loan losses at December 31, 2014, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2014, our investment portfolio included five corporate debt securities with a book value of $9.6 million and an estimated fair value of $8.8 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities. At December 31, 2014, we had an investment of $6.0 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2014 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, which is the most recent date for which information is available, we held 10.0% of the deposits in Atlantic County, New Jersey, which represented the 4th largest share of deposits out of 16 financial institutions with offices in the county. As of June 30, 2014, we held 9.4% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 13 financial institutions with offices in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our profitability may suffer because of changes in the highly regulated environment in which we operate.

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

New capital rules generally require insured depository institutions and their holding companies to hold more capital.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets continue to be examined by their applicable bank regulators.

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

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

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

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

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

We are subject to a variety of operational, environmental, legal and compliance risks, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our eleven full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Northfield, Margate City, Mays Landing, Galloway, Hammonton and Egg Harbor City, New Jersey. We own all of our offices, except for those in Absecon, Northfield and Hammonton. The lease for our Northfield office expires in 2021 and has an option for an additional one year. The lease for our Hammonton office expires in 2021 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $12.9 million at December 31, 2014.

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

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2014 and 2013. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 2 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2014:
Fourth Quarter	$14.44	$13.64	$0.06
Third Quarter	14.79	14.12	0.06
Second Quarter	14.88	13.94	0.06
First Quarter	14.32	13.28	0.06

Year Ended December 31, 2013:
Fourth Quarter	$14.64	$13.01	$0.06
Third Quarter	15.00	13.74	0.06
Second Quarter	15.05	13.10	0.06
First Quarter	15.99	14.00	0.06

As of March 4, 2015, there were approximately 604 holders of record of the Company’s common stock.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Ocean Shore Holding Co.	100.00	130.88	119.69	176.10	165.20	176.10
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Thrift Index	100.00	104.49	87.90	106.91	137.20	147.56

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2014

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 October 1, 2014 through October 31, 2014	49,100	$14.14	49,100	—

Month #2 November 1, 2014 through November 30, 2014	3,199	$14.02	—	130,000

Month #3 December 1, 2014 through December 31, 2014	24,300	$14.33	24,300	105,700

Total	76,599	$14.19	73,400

(1)	On November 19, 2014, the Company’s Board of Directors approved the repurchase of up to 130,000 shares of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,024,754	$1,020,048	$1,045,488	$994,730	$839,857
Investment securities	111,317	128,701	116,774	52,732	23,721
Loans receivable, net	774,017	744,802	703,898	727,626	660,340
Deposits	787,078	780,647	801,765	752,455	603,334
Borrowings	117,217	120,309	125,464	125,464	125,464
Total equity	105,811	106,223	104,728	104,680	100,554

Operating Data:
Interest and dividend income	$35,367	$34,972	$36,851	$38,087	$37,716
Interest expense	7,566	8,512	10,217	12,186	13,829
Net interest income	27,801	26,460	26,634	25,901	23,887
Provision for loan losses	462	757	893	473	892
Net interest income after provision for loan losses	27,339	25,703	25,741	25,428	22,995
Other income	4,246	4,463	4,003	3,538	3,403
Other expenses	21,765	21,972	21,563	20,376	17,523
Income before taxes	9,820	8,194	8,181	8,590	8,875
Provision for income taxes	3,522	2,845	3,180	3,532	3,431
Net income	$6,298	$5,349	$5,001	$5,058	$5,444

Per Share Data:
Earnings per share, basic	$1.00	$0.82	$0.75	$0.75	$0.80
Earnings per share, diluted	$0.98	$0.81	$0.74	$0.74	$0.80
Dividends per share	0.24	0.24	$0.24	$0.24	$0.24
Dividend payout ratio	25.7%	31.2%	34.5%	34.6%	32.2%
Weighted average shares – basic	6,266,344	6,520,951	6,652,537	6,748,334	6,798,317
Weighted average shares – diluted	6,400,804	6,607,109	6,715,404	6,831,989	6,798,317

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.61%	0.51%	0.48%	0.54%	0.66%
Return on average equity	5.89	5.02	4.73	4.90	5.45
Interest rate spread (1)	3.08	3.10	3.43	3.54	3.30
Net interest margin (2)	3.15	3.12	3.37	3.51	3.43
Noninterest expense to average assets	2.10	2.09	2.08	2.18	2.13
Efficiency ratio (3)	67.91	71.05	70.38	69.21	64.21
Average interest-earning assets to average interest-bearing liabilities	107.76	102.41	95.18	98.17	106.68
Average equity to average assets	10.32	10.16	10.20	11.03	12.17

Capital Ratios (4):
Tangible capital	9.78	9.96	9.62	9.72	10.39
Core capital	9.78	9.96	9.62	9.72	10.39
Total risk-based capital	19.24	19.77	20.63	19.40	20.21

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.49	0.56	0.57	0.52	0.60
Allowance for loan losses as a percent of nonperforming loans	60.0	82.8	69.5	58.0	76.7
Non-performing loans as a percent of total loans	0.81	0.68	0.82	0.89	0.79
Non-performing assets as a percent of total assets	0.68	0.55	0.64	0.66	0.63

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Balance Sheet Analysis

General. Total assets increased $4.8 million, or 0.5%, to $1,024.8 million at December 31, 2014 from $1,020.0 million at December 31, 2013. Total loans, net, increased $29.2 million, or 3.9%, to $774.0 million at December 31, 2014 from $744.8 million at December 31, 2013 as a result of loan originations and other advances totaling $154.5 million offset by payoffs and payments received of $124.2 million. Investment and mortgage-backed securities decreased $17.4 million, or 13.5%, to $111.3 million at December 31, 2014 from $128.7 million at December 31, 2013. Cash and cash equivalents decreased $7.3 million, or 8.3%, to $80.3 million at December 31, 2014 from $87.6 million at December 31, 2013. The decrease in investments and mortgage-backed securities resulted from normal repayments, calls and payoffs offset by purchases of investments. Cash and cash equivalents decreased as the Company used its excess liquidity to fund increases in loans.

Deposits increased $6.5 million, or 0.8%, to $787.1 million at December 31, 2014 from $780.6 million at December 31, 2013. The Company continued its focus on core deposits, which increased $18.0 million, or 3.1%, to $608.3 million. Certificates of deposit decreased $11.6 million, or 6.1%, to $178.8 million at December 31, 2014 compared to December 31, 2013. Total borrowings decreased $3.1 million, or 2.6%, to $117.2 million at December 31, 2014 from $120.3 million at December 31, 2013. The decrease resulted from the redemption of trust preferred securities while FHLB advances remained unchanged at $110.0 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 75.5% of total assets at December 31, 2014, compared to 73.0% of total assets at December 31, 2013.

Loans receivable, net, increased $29.2 million, or 3.9%, in 2014 to $774.0 million at December 31, 2014. One- to four-family residential loans increased $41.6 million, or 7.6%, to $587.4 million representing 75.9% of total loans. Commercial real estate mortgages decreased $1.1 million, or 1.2%, to $89.8 million representing 11.6% of total loans. Construction loans decreased $7.5 million, or 27.0%, to $20.2 million representing 2.6% of total loans. Commercial loans decreased $1.2 million, or 5.0%, to $22.3 million representing 2.9% of total loans. Consumer loans, almost all of which are home equity loans, decreased $3.3 million, or 5.8%, to $54.7 million representing 7.1% of total loans. Loan originations in 2014 totaled $154.5 million, which was a decrease of $32.2 million, or 17.3%, over 2013. The decrease in loan originations in 2014 was primarily attributable to decreased residential mortgage originations of $26.3 million, decreased residential construction loan originations of $3.1 million and decreased commercial loan originations of $2.0 million. The origination activity was offset by payoffs and payments received of $124.2 million, which was a decrease of $20.1 million over 2013. The decrease in loan originations resulted from lower originations from refinance activity offset by normal purchase activity. The decrease in payoff and payment activity in 2014 resulted from lower refinance activity due to higher interest rates on loans in 2014 compared to 2013. One- to four-family residential loan originations accounted for $81.8 million, or 52.9%, of total loan originations. Commercial real estate loan originations totaled $8.9 million, or 5.8%, of total loan originations. Construction loan originations totaled $32.5 million, or 21.1%, of total loan originations. Commercial loan originations totaled $15.1 million, or 9.7%, of total originations. Consumer loan originations totaled $16.3 million, or 10.5%, of total loan originations. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate - mortgage:
One- to four-family residential	$587,399	75.9%	$545,812	73.2%	$522,206	74.1%	$547,906	75.2%	$514,853	77.8%
Commercial and multi-family	89,778	11.5	90,855	12.2	80,013	11.3	77,073	10.6	55,238	8.4
Total real estate - mortgage loans	677,177	87.4	636,667	85.4	602,219	85.4	624,979	85.8	570,091	86.2

Real estate - construction:
Residential	16,030	2.1	25,113	3.4	12,709	1.8	8,057	1.1	7,785	1.2
Commercial	4,141	0.5	2,510	0.3	4,821	0.7	3,791	0.5	3,724	0.6
Total real estate - construction loans	20,171	2.6	27,623	3.7	17,530	2.5	11,848	1.6	11,509	1.8

Commercial	22,277	2.9	23,445	3.1	22,932	3.3	23,937	3.3	21,963	3.3
Consumer:
Home equity	54,279	7.0	57,367	7.7	61,328	8.7	66,788	9.2	57,119	8.6
Other	377	0.1	628	0.1	879	0.1	810	0.1	776	0.1
Total consumer loans	54,656	7.1	57,995	7.8	62,207	8.8	67,598	9.3	57,895	8.7

Total loans	774,281	100.0%	745,730	100.0%	704,888	100.0%	728,362	100.0%	661,458	100.0%

Net deferred loan costs (fees)	3,496		3,271		3,007		3,026		2,870
Allowance for loan losses	(3,760)		(4,199)		(3,997)		(3,762)		(3,988)
Loans, net	$774,017		$744,802		$703,898		$727,626		$660,340

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

(In thousands)	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$2,351	$18,800	$7,560	$465	$29,176
More than one to five years	8,814	1,371	6,951	4,247	21,383
More than five years	666,042	–	7,736	49,944	723,722
Total	$677,207	$20,171	$22,247	$54,656	$774,281
Interest rate terms on amounts due after one year:
Fixed-rate loans	$519,258	$–	$9,242	$23,307	$551,807
Adjustable-rate loans	155,599	1,371	5,445	30,884	193,299
Total	$674,857	$1,371	$14,687	$54,191	$745,106

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2014	2013	2012	2011	2010

Total loans, net, at beginning of period	$744,802	$703,898	$727,626	$660,340	$663,663
Loans originated:
Real estate-mortgage	90,656	116,947	117,816	88,369	87,052
Real estate-construction	32,530	35,604	21,737	17,873	18,033
Commercial	15,060	17,045	14,474	15,517	13,995
Consumer	16,285	17,150	14,911	12,847	16,854
Total loans originated	154,531	186,746	168,938	134,606	135,934
Loans purchased	—	—	342	554	1,174
Loans acquired through acquisition of Select Bank	—	—	—	81,608	—
Deduct:
Real estate loan principal repayments	89,049	106,621	155,087	109,380	104,365
Loan sales	—	—	—	—	—
Other repayments	35,145	37,637	36,351	39,593	35,410
Total loan repayments	124,194	144,258	191,438	148,973	139,775
Transfer to real estate owned	872	1,165	1,049	191	—
Loans charged -off	977	568	378	700	—
Increase (decrease) due to deferred loan fees and allowance for loan losses	727	149	(143)	382	(656)
Net (decrease) increase in loan portfolio	29,215	40,904	(23,728)	67,286	(3,323)
Total loans, net, at end of period	$774,017	$744,802	$703,898	$727,626	$660,340

Securities. At December 31, 2014 our securities portfolio represented 10.9% of total assets, compared to 12.6% at December 31, 2013. Investment securities decreased $17.4 million to $111.3 million at December 31, 2014 from $128.7 million at December 31, 2013 primarily as the result of decreases of $1.7 million in GNMA and FNMA mortgage backed securities, $2.0 million in corporate securities, $1.8 million in municipal securities and $11.9 million in U.S. agency securities. During 2014, we used a portion of the funds generated through repayments and calls from mortgage-backed and agency securities to fund loan originations. The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2014		2013		2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. Government and agencies	$21,223	$20,991	$35,035	$32,903	$40,068	$40,091
Agency mortgage-backed	81,383	80,258	83,187	81,659	54,420	55,636
Corporate debt	9,596	8,839	11,551	10,797	11,487	10,466
Total debt securities	112,202	110,088	129,773	125,359	105,975	106,193
Equity securities	3	28	3	30	3	13
Total securities available for sale	112,205	110,116	129,776	125,389	105,978	106,206

Securities held to maturity:
Agency mortgage-backed	707	784	984	1,075	1,425	1,559
Municipal	494	494	2,328	2,328	9,143	9,143
Total securities held to maturity	1,201	1,278	3,312	3,403	10,568	10,702
Total	$113,406	$111,394	$133,088	$128,791	$116,546	$116,908

At December 31, 2014, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2014. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2014, mortgage-backed securities with adjustable rates totaled $1.4 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
At December 31, 2014 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available for sale:
U. S. Government and agency	$—	—	$34	1.15%	$11,189	1.54%	$10,000	1.99%	$21,223	1.75%
Mortgage-backed	—	—	26	5.90%	8,157	1.37%	73,164	1.80%	81,347	1.76%
Corporate debt	—	—	5,913	1.83%	—	—	3,683	2.53%	9,596	2.10%
Total securities available for sale	$—	—	$5,973	1.85%	$19,346	1.47%	$86,847	1.85%	$112,166	1.79%

Securities held to maturity:
Mortgage-backed	$—	—	$—	—	$20	5.99%	$687	5.27%	$707	5.29%
Municipal	494	0.97%	—	—	—	—	—	—	494	0.97%
Total held to maturity debt securities	$494	0.97%	$—	—	$20	5.99%	$687	5.27%	$1,201	3.51%
Total	$494	0.97%	$5,973	1.85%	$19,366	1.48%	$87,534	1.88%	$113,367	1.80%

Deposits. Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2014 and 2013, there were approximately $181.0 million and $164.2 million of such deposits, respectively.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $6.4 million, or 0.8%, to $787.1 million in 2014. The Company continued its focus on core deposits, which increased $18.0 million, or 3.1%, to $608.3 million. The change in deposits consisted of increases in demand deposits of $20.0 million offset by decreases in savings accounts of $2.0 million and in time deposits of $11.6 million. The decrease in time deposits resulted from the current low interest rate environment.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing and sales efforts, we have been able to attract core deposits of 77.3% of total deposits at December 31, 2014, compared to 75.6% in 2013.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$98,417	12.5%	$96,750	12.4%	$108,612	13.6%
Interest-bearing demand deposits	341,206	43.4	322,857	41.3	308,789	38.5
Savings accounts	168,686	21.4	170,661	21.9	166,861	20.8
Time deposits	178,770	22.7	190,379	24.4	217,503	27.1
Total	$787,079	100.0%	$780,647	100.0%	$801,765	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

Maturity Period	Certificates of Deposit
At December 31, 2014 (In thousands)
Three months or less	$10,201
Over three through six months	15,285
Over six through twelve months	18,811
Over twelve months	18,466
Total	$62,763

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Maximum amount outstanding at any month end during the period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	10,309	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	9,309	13,713	15,464

Weighted average interest rate during the period:
FHLB advances	3.83%	3.88%	4.24%
Subordinated debt	8.64	8.69	8.67

Balance outstanding at end of period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	7,217	10,309	15,464

Weighted average interest rate at end of period:
FHLB advances	3.37%	3.80%	4.00%
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances were unchanged at $110 million at December 31, 2014 from December 31, 2013. These advances mature starting in 2015 through 2023.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement. On August 30, 2013, the Company redeemed $5.2 million of this issue resulting in a remaining outstanding balance of $10.3 million. On September 5, 2014, the Company redeemed $3.1 million of this issue resulting in a remaining outstanding balance of $7.2 million.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Table 9: Overview of 2014, 2013 and 2012

(Dollars in thousands)	2014	2013	2012	% Change 2014/2013	% Change 2013/2012

Net income	$6,298	$5,349	$5,001	17.7%	7.0%
Return on average assets	0.61%	0.51%	0.48%	19.6	6.2
Return on average equity	5.89%	5.02%	4.73%	17.3	6.1
Average equity to average assets	10.32%	10.16%	10.20%	1.6	(0.4)

2014 vs. 2013. Net income increased $949 thousand, or 17.7%, in 2014 to $6.3 million. The increase was due to an increase in net interest income of $1.3 million, a decrease in the provision for loan losses of $295 thousand and a decrease in other expenses of $207 thousand, offset by a decrease in other income of $217 thousand and an increase in taxes of $677 thousand.

2013 vs. 2012. Net income increased $348 thousand, or 7.0%, in 2013 to $5.3 million. The increase was due to an increase in other income of $460 thousand and decreases in the provision for loan losses of $136 thousand and taxes of $335 thousand offset by a decrease in net interest income of $174 thousand and an increase in other expenses of $409 thousand.

Net Interest Income.

2014 vs. 2013. Net interest income increased $1.3 million, or 5.1%, to $27.8 million for 2014 from $26.5 million in 2013. Net interest margin increased three basis points to 3.15% for 2014 from 3.12% in 2013. The increase in net interest income for 2014 resulted from an increase in the average interest-earning assets of $35.1 million, a decrease in average interest-bearing liabilities of $8.5 million and a decrease in the average cost of interest-bearing liabilities of 11 basis points to 0.92%, offset by a decrease of 11 basis points in the average yield on interest-earning assets to 4.01%. The lower yield on interest-earning assets was primarily attributable to lower yields on new loans and investments offset by an increase in the balance of interest-earning assets and decreases in the cost and balance of interest-bearing liabilities.

Total interest and dividend income increased $395 thousand, or 1.1%, to $35.4 million for 2014, as an increase in the average balance of loans was partially offset by a decrease in the average balance of investments. Interest income on loans increased $691 thousand as an increase in the average balance of the portfolio of $44.7 million, or 6.2% was partially offset by the decrease in the average yield of 18 basis points to 4.29%. The decrease in the average yield was primarily the result of lower rates on new loans originated and payoffs or refinances of higher yielding loans. Decreased balances and a lower yield in the investment portfolio accounted for the $296 thousand decrease in interest income on investment securities in 2014. The average balance of the investment portfolio decreased $9.6 million, or 7.4%, in 2014, while the average yield decreased seven basis points to 2.16%.

Total interest expense decreased $946 thousand, or 11.1%, to $7.6 million for 2014 as compared to 2013 as the result of decreases in the cost and balance of interest-bearing liabilities. Interest paid on deposits decreased $507 thousand, or 16.6%, in 2014. The average interest rate paid on deposits decreased seven basis points to 0.36% as a result of the prevailing lower interest rate environment during 2014. The average balance of interest-bearing deposits decreased $4.1 million, or 0.6%, in 2014 due to decreases of $19.2 million in the average balance of certificates of deposit and savings accounts of $2.2 million, offset by an increase in the average balances of interest-bearing checking of $17.3 million, as customers shifted deposits from CD’s and savings accounts to interest bearing checking. Interest paid on borrowings decreased $439 thousand, or 8.0%, in 2014. The average rate paid on borrowings decreased 20 basis points to 4.21%. The average balance of subordinated debt decreased $4.4 million due to a reduction in the outstanding balance of subordinated debt.

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

Total interest expense decreased $1.7 million, or 16.7%, to $8.5 million for 2013 as compared to 2012 as the result of decreases in the cost and balance of interest-bearing liabilities. The average balance of interest-bearing deposits decreased $1.0 million, or 0.1%, in 2013 due to decreases of $29.5 million in the average balance of certificates of deposit offset by increases in the average balances of interest-bearing checking of $3.1 million and savings accounts of $25.4 million, as customers shifted deposits from CD’s to savings accounts. The average balance of subordinated debt decreased $1.8 million due to a one-third partial redemption during the year in the outstanding balance. The average interest rate paid on deposits decreased 17 basis points as a result of the prevailing lower interest rate environment during 2013. Interest paid on borrowings decreased $541 thousand, or 9.0%, in 2013. The average rate paid on borrowings decreased 37 basis points.

Table 10: Net Interest Income – Changes Due to Rate and Volume

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$1,959	$(1,268)	$691	$695	$(2,887)	$(2,192)
Investment securities	(208)	(88)	(296)	330	(17)	313
Total interest-earning assets	1,751	(1,356)	395	1,025	(2,904)	(1,879)

Interest expense:
Deposits	(18)	(489)	(507)	(6)	(1,158)	(1,164)
FHLB advances	—	(51)	(51)	—	(392)	(392)
Subordinated debt	(388)	—	(388)	(149)	—	(149)
Total interest-bearing liabilities	(406)	(540)	(946)	(155)	(1,550)	(1,705)
Net change in interest income	$2,157	$(816)	$1,341	$1,180	$(1,354)	$(174)

Provision for Loan Losses.

2014 vs. 2013. Provision for loan losses decreased $295 thousand to $462 thousand in 2014 as compared to $757 thousand in 2013. The decrease resulted from lower general reserves in 2014 compared to 2013 due to improved portfolio performance and macroeconomic trends resulting in lower loss rates applied in calculation of general reserves on loans. Loan loss provisions in 2014 were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of classified and non-performing loans, the level of charge-offs and the current economic conditions.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

(Dollars in thousands)	2014	2013	2012	% Change 2014/2013	% Change 2013/2012

Service charges	$1,753	$2,098	$1,792	(16.4)%	17.1%
Cash surrender value of life insurance	633	665	633	(4.8)	5.1
Gain on sale of AFS securities	95	3	65	3,066.7	(95.4)
Other	1,765	1,697	1,513	4.0	12.2
Total	$4,246	$4,463	$4,003	(4.9)%	11.5%

2014 vs. 2013. Total other income decreased $217 thousand, or 4.9%, to $4.2 million in 2014 compared to the same period in 2013 due primarily to decreases of $345 thousand in fees collected on deposit and loan accounts, $32 thousand in cash surrender value of life insurance offset by increases of $45 thousand in Visa debit card commissions and other income and of $92 thousand on gains on sale or calls of AFS securities.

2013 vs. 2012. Total other income increased $460 thousand, or 11.5%, to $4.5 million in 2013 compared to the same period in 2012 due primarily to increases of $306 thousand in fees collected on deposit and loan accounts, $32 thousand in cash surrender value of life insurance and $171 thousand in Visa debit card commissions, offset by lower gains on sale of AFS securities of $62 thousand.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

(Dollars in thousands)	2014	2013	2012	% Change 2014/2013	% Change 2013/2012

Salaries and employee benefits	$12,684	$12,436	$12,330	2.0%	0.9%
Occupancy and equipment	5,095	5,100	5,027	(0.1)	1.5
FDIC deposit insurance	535	541	506	(1.1)	6.9
Advertising	429	412	488	4.1	(15.6)
Professional services	1,035	1,318	1,118	(21.5)	17.9
Supplies	229	267	282	(14.2)	(5.3)
Telephone	125	130	134	(3.8)	(3.0)
Postage	191	183	209	4.4	(12.4)
Charitable contributions	141	147	151	(4.1)	(2.6)
Insurance	199	184	176	8.2	4.5
Real estate owned expenses	61	270	51	(77.4)	429.4
All other	1,041	984	1,091	5.8	(9.8)
Total Total	$21,765	$21,972	$21,563	(0.9)%	1.9%

N/M – not measurable

2014 vs. 2013. Total other expenses decreased $207 thousand, or 0.9%, to $21.8 million for 2014 compared to $22.0 million for 2013. Decreases in expenses for REO and professional services were largely offset by a modest increase in salary and benefits expense. The change in REO expenses resulted from expenses in 2013 for properties sold or reevaluated at lower prices than the original recorded investment and the costs associated with maintaining the properties not repeated in 2014. The decrease in professional services resulted from costs incurred in 2013 to form a subsidiary. The remaining expense changes, including an increase in salaries and employee benefits, were the result of normal increases and decreases in year over year operations.

2013 vs. 2012. Total other expenses increased $409 thousand, or 1.9%, to $22.0 million for 2013 compared to $21.6 million for 2012. The biggest contributors to the increase were higher expenses for REO and professional services. The higher than normal increase in REO expenses resulted from properties sold or reevaluated at lower prices than the original recorded investment and the costs associated with maintaining the properties. The increase in professional services resulted from cost incurred from the formation of a subsidiary real estate investment trust. All other expenses decreased primarily due to lower costs of products and services provided to depositors offset by the premium paid on the redemption of subordinated debt of $112 thousand. The remaining expense changes were the result of normal increases and decreases in year over year operations.

Income Taxes.

2014 vs. 2013. Income tax expense increased $677 thousand, or 23.8%, to $3.5 million for the year ended December 31, 2014 as compared to $2.8 million for the year ended December 31, 2013. The effective tax rate increased to 35.9% from 34.7% in 2014 compared to 2013. The increase in the effective rate was primarily based upon higher taxes on higher net income before taxes and a change in the mix of assets with a tax preference.

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

Table 13: Average Balance Tables

		Year Ended December 31,
		2014		2013			2012
(Dollars in Thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$763,374	$32,785	4.29%	$718,669	$32,094	4.47%	$704,737	$34,286	4.87%
Investment securities	119,575	2,582	2.16	129,174	2,878	2.23	85,834	2,565	2.99
Total interest-earning assets	882,949	35,367	4.01	847,843	34,972	4.12	790,571	36,851	4.66
Noninterest-earning assets	153,941			201,938			245,494
Total assets	$1,036,890			$1,049,781			$1,036,065

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$346,314	537	0.16%	$328,973	513	0.16%	$325,904	845	0.26%
Savings accounts	169,875	341	0.20	172,112	344	0.20	146,688	394	0.27
Certificates of deposit	183,838	1,668	0.91	203,055	2,196	1.08	232,560	2,978	1.28
Total interest-bearing deposits	700,027	2,546	0.36	704,140	3,053	0.43	705,152	4,217	0.98

FHLB advances	110,000	4,216	3.83	110,000	4,267	3.88	110,000	4,659	4.24
Subordinated debt	9,309	804	8.64	13,713	1,192	8.67	15,464	1,341	8.67
Total borrowings	119,309	5,020	4.21	123,713	5,459	4.41	125,464	6,000	4.78
Total interest-bearing liabilities	819,336	7,566	0.92	827,853	8,512	1.03	830,616	10,217	1.23
Noninterest-bearing demand accounts	98,985			103,442			88,683
Other	11,585			11,837			11,099
Total liabilities	929,906			943,132			930,398
Retained earnings	106,984			106,649			105,667
Total liabilities and retained earnings	$1,036,890			$1,049,781			$1,036,065
Net interest income		$27,801			$26,460			$26,634
Interest rate spread			3.08%			3.10%			3.43%
Net interest margin			3.15%			3.12%			3.37%
Average interest-earning assets to average interest- bearing liabilities	107.76%			102.41%			95.18%

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

Non-performing assets totaled $6.9 million, or 0.68% of total assets, at December 31, 2014, compared to $5.6 million, or 0.55% of total assets, at December 31, 2013. Non-performing assets consisted of twenty residential mortgages totaling $3.6 million, four commercial mortgages totaling $803,000, one construction mortgage totaling $143,000, one commercial loan totaling $501,000, nine consumer equity loans totaling $502,000, three TDR non-accrual loans totaling $694,000 and six real estate owned properties totaling $650,000. Specific reserves recorded for these loans at December 31, 2014 totaled $1.0 million.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Real estate-mortgage loans	$3,626	$3,618	$3,850	$4,768	$4,282
Real estate-commercial and multifamily	803	463	1,275	392	729
Real estate-construction	143	—	84	—	—
Commercial	501	—	200	318	134
Consumer	502	674	342	198	77
Total	5,575	4,755	5,751	5,676	5,222
Troubled debt restructurings –nonaccrual	694	316	—	805	—
Total nonaccrual loans	6,269	5,071	5,751	6,481	5,222
Real estate owned	650	498	906	98	98
Total nonperforming assets	$6,919	$5,569	$6,657	$6,579	$5,320
Total nonperforming loans to total loans	0.81%	0.68%	0.82%	0.89%	0.79%
Total nonperforming loans to total assets	0.61%	0.50%	0.55%	0.65%	0.62%
Total nonperforming assets to total assets	0.68%	0.55%	0.64%	0.66%	0.63%

Interest income that would have been recorded for the year ended December 31, 2014 had nonaccruing loans been current according to their original terms amounted to $308 thousand.

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

Classified assets increased $3.0 million to $21.3 million at December 31, 2014 from $18.3 million at December 31, 2013. The increase in classified assets reflects the addition of $2.0 million in residential mortgage loans, $178 thousand in consumer loans, $308 thousand in commercial mortgage loans, $143 thousand in construction loans and $348 thousand in commercial loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2014	2013	2012

Special mention assets	$5,879	$5,451	$6,551
Substandard assets	15,371	12,822	13,497
Doubtful and loss assets	14	—	—
Total classified assets	$21,264	$18,273	$20,048

Table 16: Loan Delinquencies (1)

	At December 31,
	2014		2013		2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$3,154	$—	$1,271	$—	$2,228	$—
Commercial loans	—	—	—	—	524	—
Consumer loans	485	5	266	50	404	124
Total	$3,639	$5	$1,537	$50	$3,156	$124

(1)	Excludes loans that are on nonaccrual status.

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

At December 31, 2014, our allowance for loan losses represented 0.49% of total net loans. The allowance for loan losses decreased to $3.8 million at December 31, 2014 from $4.2 million at December 31, 2013 due to provisions for loan losses of $462 thousand offset by net charge-offs of $901 thousand. The decrease in the allowance for loan losses for the year ended December 31, 2014 of $439 thousand compared to 2013 resulted from lower general reserves due to improved portfolio performance and macroeconomic trends resulting in lower loss rates applied in calculation of general reserves on loans. The decrease in the allowance for loan losses at December 31, 2014 compared to December 31, 2013 resulted from a decrease in general reserves required of $1.1 million offset in part by an increase of $612 thousand in specific reserves on impaired loans in 2013. The Company experienced total net charge-off activity for 2014 of $901 thousand compared to $555 thousand for 2013. At December 31, 2014, the specific allowance on impaired or collateral-dependent loans was $1.0 million and the general valuation allowance on the remainder of the loan portfolio was $2.8 million.

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

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2014			2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$2,943	78.3%	87.4%	$3,532	84.1%	85.2%	$3,094	77.4%	85.4%
Real estate-construction loans	33	0.9	2.6	85	2.0	1.6	187	4.7	2.5
Commercial	380	10.1	2.9	230	5.5	3.8	286	7.2	3.3
Consumer	404	10.7	7.1	352	8.4	9.4	430	10.7	8.8
Total allowance for loan losses	$3,760	100.0%	100.0%	$4,199	100.0%	100.0%	$3,997	100.0%	100.0%

	At December 31,
	2011			2010
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$2,973	79.0%	85.8%	$3,013	75.6%	85.3%
Real estate-construction loans	98	2.6	1.6	32	0.8	2.0
Commercial	229	6.1	3.3	269	6.7	3.4
Consumer	462	12.3	9.3	674	16.9	9.3
Total allowance for loan losses	$3,762	100.0%	100.0%	$3,988	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance at beginning of period	$4,199	$3,997	$3,762	$3,988	$3,476
Provision for loan losses	462	757	893	473	892
Charge-offs:
Real estate-mortgage loans	538	393	557	559	16
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	154	29	90	47
Consumer loans	439	21	105	51	317
Total charge-offs	977	568	691	700	380
Recoveries:
Real estate-mortgage loans	1	—	13	—	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	75	—	20	—	—
Consumer loans	—	13	—	1	—
Total recoveries	76	13	33	1	—
Net charge-offs (recoveries)	901	555	658	699	380
Allowance at end of period	$3,760	$4,199	$3,997	$3,762	$3,988
Allowance to nonperforming loans	60.0%	82.8%	69.5%	58.0%	76.4%
Allowance to total loans outstanding at the end of the period	0.49%	0.56%	0.57%	0.52%	0.60%
Net charge-offs to average loans outstanding during the period	0.12%	0.08%	0.09%	0.10%	0.06%

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2014, we experienced charge-offs of $977 thousand on 21 loans as a result of updated valuations based on current appraisals of properties securing non-performing loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2014 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	7.84%	8.20%
100 basis point decrease in rates	(1.00)	(2.32)

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

Economic Value of Equity Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2014 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: EVE Analysis

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$112,389	$(40,625)	(26.55)%	11.75%	(288	)bp
200	128,247	(24,767)	(16.19)	12.99	(165)
100	142,283	(10,731)	(7.01)	13.98	(65)
50	148,046	(4,968)	(3.25)	14.34	(29)
0	153,013	—	—	14.63	—
(50)	155,537	2,524	1.65	14.71	8
(100)	155,418	2,404	1.57	14.58	(5)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $80.3 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $16.3 million at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow an additional $295.7 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $295.7 million. On that date, we had no overnight advances outstanding.

At December 31, 2014, we had $74.8 million in commitments outstanding, which included $14.2 million in residential loans, $1.1 million in commercial loans, $13.1 million in undisbursed construction loans, $29.9 million in unused home equity lines of credit and $16.4 million in commercial lines and letters of credit. Certificates of deposit due within one year of December 31, 2014 totaled $129.0 million, or 72.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
At December 31, 2014 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Commitments to originate loans	$15,239	$—	$—	$—	$15,239
Unused portion of unsecured consumer lines of credit	12	—	—	—	12
Unused portion of home equity lines of credit	29,926	183	987	1,974	26,782
Unused portion of commercial lines of credit	15,231	13,776	872	38	545
Unused portion of commercial letters of credit	1,216	1,069	47	—	100
Undisbursed portion of construction loans in process	13,144	11,440	1,704	—	—
Total	$74,768	$26,468	$3,610	$2,012	$42,678

Table 22: Contractual Obligations

		Payments due by period
At December 31, 2014 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Short-term debt obligations	$15,009	$15,009	$—	$—	$—
Long-term debt obligations	130,629	9,300	37,194	5,595	78,540
Time deposits	178,769	128,662	41,651	4,943	3,513
Operating lease obligations(1)	1,289	154	326	350	459
Total	$325,696	$153,125	$79,171	$10,888	$82,512

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
(In thousands)	2014	2013	2012
Investing activities:
Loan originations, net of repayments	$30,527	$42,800	$(21,722)
Securities purchased	32,652	52,849	117,399
Loans purchased	—	—	342

Financing activities:
Increase (decrease) in deposits	$6,398	$(21,112)	$49,453
Increase (decrease) in FHLB advances	—	—	—
Decrease in subordinated debt	(3,146)	(5,263)	—

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ocean City Home Bank.  The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board and the Office of the Comptroller of the Currency, but with prior notice to the Federal Reserve Board and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  The Company received dividends from Ocean City Home Bank for the years ended December 31, 2014, 2013 and 2012 of $9.0 million, $6.0 million and $3.6 million, respectively. At December 31, 2014, the Company had liquid assets of $2.4 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Ocean City Home Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2014, Ocean City Home Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2014 and 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the internal control over financial reporting of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 13, 2015

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)

	December 31,
	2014	2013

ASSETS

Cash and amounts due from depository institutions	$9,023	$9,509
Interest-earning bank balances	71,284	78,110
Cash and cash equivalents	80,307	87,619

Investment securities held to maturity (estimated fair value— $1,278 at December 31, 2014 and $3,402 at December 31, 2013)	1,201	3,312
Investment securities available for sale (amortized cost— $112,205 at December 31, 2014 and $129,776 at December 31, 2013)	110,116	125,389
Loans—net of allowance for loan losses of $3,760 and $4,199 at December 31, 2014 and 2013	774,017	744,802
Accrued interest receivable:
Loans	2,304	2,391
Investment securities	33	142
Federal Home Loan Bank stock—at cost	6,039	6,320
Office properties and equipment—net	12,870	13,143
Prepaid expenses and other assets	3,161	3,062
Real estate owned	650	498
Cash surrender value of life insurance	23,828	23,196
Deferred tax asset	5,062	4,919
Goodwill	4,630	4,630
Other intangible assets	536	625

TOTAL ASSETS	$1,024,754	$1,020,048

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits	$98,417	$96,750
Interest bearing deposits	688,661	683,897
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debentures	7,217	10,309
Advances from borrowers for taxes and insurance	4,026	3,702
Accrued interest payable	879	1,024
Other liabilities	9,743	8,143

Total liabilities	918,943	913,825

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 issued, 6,393,344 and 6,903,352 outstanding shares at December 31, 2014 and 2013	73	73
Additional paid in capital	66,059	65,401
Retained earnings - partially restricted	57,055	52,287
Treasury stock - at cost: 914,246 and 404,238 at December 31, 2014 and 2013	(12,678)	(5,304)
Common stock acquired by employee benefit plans	(2,639)	(2,981)
Deferred compensation plans trust	(608)	(586)
Accumulated other comprehensive loss	(1,451)	(2,667)

Total stockholders' equity	105,811	106,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,024,754	$1,020,048

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$32,785	$32,094	$34,286
Taxable interest on mortgage-backed securities	1,368	1,393	987
Non-taxable interest on municipal securities	7	69	36
Taxable interest and dividends on investments securities	1,207	1,416	1,542

Total interest and dividend income	35,367	34,972	36,851

INTEREST EXPENSE:
Deposits	2,546	3,053	4,217
Borrowings	5,020	5,459	6,000

Total interest expense	7,566	8,512	10,217

NET INTEREST INCOME	27,801	26,460	26,634

PROVISION FOR LOAN LOSSES	462	757	893

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,339	25,703	25,741

OTHER INCOME:
Service charges	1,753	2,098	1,792
Increase in cash surrender value of life insurance	633	665	633
Gain on sale of securities	95	3	65
Other	1,765	1,697	1,513

Total other income	4,246	4,463	4,003

OTHER EXPENSES:
Salaries and employee benefits	12,684	12,436	12,330
Occupancy and equipment	5,095	5,100	5,027
Federal insurance premiums	535	541	506
Advertising	429	412	488
Professional services	1,035	1,318	1,118
Real estate owned activity	61	270	51
Charitable contributions	141	147	151
Other operating expenses	1,785	1,748	1,892

Total other expenses	21,765	21,972	21,563

INCOME BEFORE INCOME TAXES	9,820	8,194	8,181

INCOME TAXES:
Current	4,587	1,238	3,793
Deferred	(1,065)	1,607	(613)

Total income taxes	3,522	2,845	3,180

NET INCOME	$6,298	$5,349	$5,001

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on available for sale securities	1,375	(2,761)	675
Unrealized loss on post retirement life benefit	(159)	138	(148)
Total other comprehensive income, net of tax	1,216	(2,623)	527
TOTAL COMPREHENSIVE INCOME	$7,514	$2,726	$5,528

Earnings per share basic	$1.00	$0.82	$0.75
Earnings per share diluted	$0.98	$0.81	$0.74

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

					Common Stock	Deferred	Accumulated
		Additional			Acquired for	Compensation	Other	Total
	Common	Paid-In	Retained	Treasury	Employee	Plans	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Benefit Plans	Trust	(Loss)	Equity

BALANCE— January 1, 2012	$73	$64,409	$45,147	$(174)	$(3,665)	$(539)	$(571)	$104,680
Comprehensive income:
Net income	-	-	5,001	-	-	-	-	5,001
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	(148)	(148)
Unrealized holding gain arising during the period (net of tax of $426)	-	-	-	-	-	-	675	675
Comprehensive income:								5,528
Purchase of treasury stock	-	-	-	(4,798)	-	-	-	(4,798)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	81	-	-	-	-	-	81
Non-vested shares	-	204	-	-	-	-	-	204
Stock options	-	148	-	-	-	-	-	148
Stock options Exercised	-	-	-	195	-	-	-	195
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(22)	-	(22)
Current year dividends declared	-	-	(1,725)	-	-	-	-	(1,725)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	95	-	-	-	-	95

BALANCE— December 31, 2012	$73	$64,842	$48,518	$(4,777)	$(3,323)	$(561)	$(44)	$104,728
Comprehensive income:
Net income	-	-	5,349	-	-	-	-	5,349
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	138	138
Unrealized holding gain arising during the period (net of tax of ($1,854))	-	-	-	-	-	-	(2,761)	(2,761)
Comprehensive income:								2,726
Purchase of treasury stock	-	-	-	(965)	-	-	-	(965)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	178	-	-	-	-	-	178
Non-vested shares	-	218	-	-	-	-	-	218
Stock options	-	163	-	-	-	-	-	163
Stock options Exercised	-	-	-	438	-	-	-	438
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(25)	-	(25)
Current year dividends declared	-	-	(1,667)	-	-	-	-	(1,667)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	87	-	-	-	-	87

BALANCE— December 31, 2013	$73	$65,401	$52,287	$(5,304)	$(2,981)	$(586)	$(2,667)	$106,223
Comprehensive income:
Net income	-	-	6,298	-	-	-	-	6,298
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	(159)	(159)
Unrealized holding gain arising during the period (net of tax of $923)	-	-	-	-	-	-	1,375	1,375
Comprehensive income:								7,514
Purchase of treasury stock	-	-	-	(7,473)	-	-	-	(7,473)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	145	-	-	-	-	-	145
Non-vested shares	-	361	-	-	-	-	-	361
Stock options	-	184	-	-	-	-	-	184
Stock options Exercised	-	(32)	-	99	-	-	-	67
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(22)	-	(22)
Current year dividends declared	-	-	(1,616)	-	-	-	-	(1,616)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	86	-	-	-	-	86

BALANCE— December 31, 2014	$73	$66,059	$57,055	$(12,678)	$(2,639)	$(608)	$(1,451)	$105,811

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

OPERATING ACTIVITIES:
Net income	$6,298	$5,349	$5,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	600	1,338
Provision for loan losses	462	757	893
Deferred income taxes	(1,065)	1,607	(613)
Stock based compensation expense	1,032	903	807
Gain on sale/call of AFS securities	(95)	(3)	(65)
Premium paid on partial redemption of junior subordinated debt	54	112	-
Cash surrender value of life insurance	(633)	(665)	(633)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	196	48	264
Prepaid expenses and other assets	(99)	2,512	1,194
Accrued interest payable	(145)	(233)	111
Other liabilities	1,439	(287)	1,431
Net cash provided by operating activities	8,724	10,700	9,728

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	10,290	6,541	4,372
Mortgage-backed securities held to maturity	277	437	519
Collateralized mortgage obligations	-	-	-
Agency securities available for sale	-	-	3,750
Loans originated, net of repayments	(30,527)	(42,800)	21,722
Purchases of:
Loans receivable	-	-	(342)
Investment securities held to maturity	(494)	(2,328)	(11,143)
Investment securities available for sale	(32,158)	(50,013)	(106,256)
Office properties and equipment	(661)	(643)	(590)
Federal Home Loan Bank stock	(82)	-	-
Life insurance contracts	-	-	(3,085)
Proceeds from sales of:
Federal Home Loan Bank stock	363	70	45
Investment securities available for sale	1,290	-	-
Premise owned	-	-	177
Real estate owned	720	1,573	241
Proceeds from maturities and calls of:
Investment securities held to maturity	2,328	9,143	6,020
Investment securities available for sale	38,000	20,032	39,735
Mortgage-backed securities available for sale	-	-	-
Cash used for acquistion, net of cash acquired	-	-	-
Net cash used in investing activities	(10,654)	(57,988)	(44,835)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

FINANCING ACTIVITIES:
Increase (decrease) in deposits	$6,398	$(21,112)	$49,452
Dividends paid	(1,616)	(1,667)	(1,725)
Purchase of shares by deferred compensation plans trust	(22)	(24)	(22)
Purchase of treasury stock	(7,473)	(966)	(4,798)
Stock options exercised	67	436	165
Unallocated ESOP dividends applied to ESOP loan	86	87	95
Decrease in advances from borrowers for taxes and insurance	324	(6)	(291)
Partial redemption of junior subordinated debt	(3,146)	(5,263)	-

Net cash (used in) provided by financing activities	(5,382)	(28,515)	42,876

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,312)	(75,803)	7,769

CASH AND CASH EQUIVALENTS—Beginning of period	87,619	163,422	155,653

CASH AND CASH EQUIVALENTS—End of period	$80,307	$87,619	$163,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$7,653	$8,690	$10,252

Income taxes	$2,684	$2,572	$2,921

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$872	$1,165	$1,049

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	NATURE OF OPERATIONS

Ocean Shore Holding Co. (“Company”) is the holding company for Ocean City Home Bank (“Bank”), a federally chartered savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank. The Bank has three active subsidiaries, Seashore Financial Services, LLC, which receives commissions from referrals of insurance products, OCHB Preferred Corp, a New Jersey real estate investment trust and OCHB Investment Corp, a Delaware investment company.

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through a eleven-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Ventnor, Margate, Mays Landing, Egg Harbor Township and Galloway Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

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

Subsequent Events—All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements. The Company evaluated events from the date of the consolidated financial statements on December 31, 2014 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

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

The Company held 914,246 shares in treasury stock at a cost of $12.7 million at December 31, 2014 and 404,238 shares at a cost of $5.3 million at December 31, 2013.

During 2014, the Company repurchased 515,817 shares of the Company’s outstanding common stock for $7.5 million at a weighted average cost of $14.49 per share. Additionally, 5,809 shares were issued from treasury stock for exercised stock options totaling $67 thousand.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment Securities— The Company’s debt and equity securities include both those that are held to maturity and those that are available for sale.  The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2014 and 2013, the Company had no unsettled purchases or sales of investment securities. The following provides further information on the Company’s accounting for debt securities:

a.	Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

b.	Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and Comprehensive Income and determined using the adjusted cost of the specific security sold or called. The Company sold $1.3 million of available for sale securities realizing a gain on sale of $84 thousand for the year ended December 31, 2014 and had no sales in 2013.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments – Debt and Equity Securities, the Company evaluates its debt securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security.  An impairment charge is recorded if, based on the review described above, management concludes that the decline in value is other-than-temporary. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is not required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The portion of the fair value decline not attributable to credit loss is recognized through other comprehensive income. For securities accounted for under FASB ASC 320-10, the credit loss component is determined by comparing the present value of the cash flows expected to be collected, discounted at the effective interest rate implicit in the security at the date of acquisition, with the amortized cost basis of the debt security. For securities accounted for under FASB 325-40, if the present value of the original estimate at the initial transaction date (or the last date previously revised) of cash flows expected to be collected is greater than the present value of the current estimate of cash flows expected to be collected, the difference is considered to be the credit loss component. For all securities, the Company’s expected cash flow estimates include assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, The Company did not record any OTTI for the years ended December 31, 2014, 2013 and 2012.

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

In determining the allowance for loan losses, management has established both general pooled and specific allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for performing loans (general pooled allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of non-performing loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on qualitative and quantitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. If a loan is identified as impaired and is collateral dependent, an appraisal is obtained to provide a base line in determining whether the carrying amount of the loan exceeds the net realizable value. We recognize impairment through a provision estimate or a charge-off is recorded when management determines we will not collect 100% of a loan based on foreclosure of the collateral, less cost to sell the property, or the present value of expected cash flows.

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

The Company performed goodwill impairment testing as of August 1, 2014 and 2013 and concluded that goodwill was not impaired. The Company did not have any indefinite-lived intangible assets as of December 31, 2014.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2014 and 2013. The Bank did not sell any loans in 2014 or 2013.

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

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2014 and 2013, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

Other Comprehensive Income (Loss)—The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale and post-retirement benefits, net of tax of $807 thousand. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. There are no reclassifications during the period ending December 31, 2103. Reclassification adjustments recognized in Accumulated Other Comprehensive Income during the period ending December 31, 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2014
	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$(2,184)	$841	$(1,343)
Reclassification adjustment for net gains included in net income	95	(34)	61
Net unrealized loss on securities available for sale	$(2,089)	$807	$(1,282)

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) by component as of December 31, 2014.

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2014
		Unrealized	Accumulated
	Unrealized	Loss on	Other
	Gains(Loss) on	Post Retirement	Comprehensive
	AFS Securities	Life	Income
Beginning balance	$(2,761)	$(10)	$(2,771)
Current-period change	2,402	(159)	2,243
Tax Benefit	(923)	-	(923)
Ending Balance	$(1,282)	$(169)	$(1,451)

	Year Ended December 31, 2013
		Unrealized	Accumulated
	Unrealized	Loss on	Other
	Gains(Loss) on	Post Retirement	Comprehensive
	AFS Securities	Life	Income
Beginning balance	$104	$(148)	$(44)
Current-period change	(4,719)	138	(4,581)
Tax Benefit	1,854	-	1,854
Ending Balance	$(2,761)	$(10)	$(2,771)

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

The Equity Plans authorize the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 674,391 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plans. At December 31, 2014, 19,000 options issued in 2010, 3,516 options issued in 2007, 3,517 options issued in 2006 and 54,077 options issued in 2005 have been forfeited. At December 31, 2014, 56,415 shares have been issued upon the exercise of stock options. No options were granted in 2014.

Weighted Average Assumptions Used in Balck-Scholes Option Pricing Model

Years Ended December 31,	2013	2012
Fair value of options granted during the year	$2.56	$2.90
Risk-free rate of return	1.00%	0.97%
Expected term in months	72	72
Expected volatility	29%	35%
Expected dividends	$0.24	$0.24

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements. At December 31, 2014 and 2013, unearned ESOP shares totaled 292,500 and 326,767 shares, respectively.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

New Accounting Pronouncements— In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force. This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-14, an amendment to ASC 310-40 “Receivables - Troubled Debt Restructurings by Creditors.” This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. The Company adopted this amendment in 2014 on a prospective basis. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$494	$-	$-	$494
US treasury and government sponsored entity mortgage-backed securities	707	77	-	784
Totals	$1,201	$77	$-	$1,278

Available for Sale
Debt securities:
Corporate	$9,596	$99	$(856)	$8,839
US treasury and federal agencies	21,223	6	(238)	20,991
Equity securities	3	25	-	28
US treasury and government sponsored entity mortgage-backed securities	81,383	278	(1,403)	80,258
Totals	$112,205	$408	$(2,497)	$110,116

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$2,328	$-	$-	$2,328
US treasury and government sponsored entity mortgage-backed securities	984	90	-	1,074
Totals	$3,312	$90	$-	$3,402

Available for Sale
Debt securities:
Corporate	$11,551	$155	$(909)	$10,797
US treasury and federal agencies	35,035	-	(2,132)	32,903
Equity securities	3	27	-	30
US treasury and government sponsored entity mortgage-backed securities	83,187	392	(1,920)	81,659
Totals	$129,776	$574	$(4,961)	$125,389

As of December 31, 2014 and 2013, the Company had investment securities available for sale with an estimated fair value of $105.1 million and $98.8 million, respectively, pledged as collateral to secure public fund deposits. The decrease in held to maturity investment in 2014 from 2013 resulted from municipal maturities and principal repayments received on mortgage-backed securities.

The Company's municipal bond portfolio consists of unrated general obligation bonds of local municipalities maturing in less than one year.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

			December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
Corporate	$-	$-	$2,826	$(856)	$2,826	$(856)
US treasuries and federal agencies	4,990	(5)	9,767	(233)	14,757	(238)
US Treasury and government sponsored entity mortgage-backed securities	10,133	(17)	66,020	(1,386)	76,153	(1,403)
Totals	$15,123	$(22)	$78,613	$(2,475)	$93,736	$(2,497)

			December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
Coporate	$-	$-	$3,796	$(909)	$3,796	$(909)
US treasury and federal agencies	27,221	(1,814)	5,682	(318)	32,903	(2,132)
US Treasury and government sponsored entity mortgage-backed securities	74,803	(1,917)	474	(3)	75,277	(1,920)
Totals	$102,024	$(3,731)	$9,952	$(1,230)	$111,976	$(4,961)

Management has reviewed its investment securities as of December 31, 2014 and 2013 and has determined that all declines in fair value below amortized cost are temporary.

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

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that a security in the unrealized loss position is designated to be sold or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the impairment of such security is concluded to be other than temporary and the entire amount of the unrealized loss will be recorded in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company concludes that the entire amortized cost basis of the security will not be recovered, OTTI is concluded to exists and the Company only recognizes currently in earnings the amount of decline in value attributable to credit deterioration, with the remaining component of OTTI is presented in other comprehensive income.

Corporate Debt Securities – The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At December 31, 2014 and 2013, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 23.3% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of December 31, 2014 and 2013, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their contractual terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of amortized cost, which may be maturity.  The Company expects recovery of amortized cost when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2014, 15 agency and agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 2.1% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of December 31, 2014, and had paid all contractual cash flows since the Company’s initial investment. Management concluded that the decline in value is attributable to rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities. Management concluded that these unrealized losses are not other-than-temporary. This is based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of amortized cost, which may be maturity.  The Company expects recovery of amortized cost when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

At December 31, 2013, one U.S Treasury security and five agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 5.0% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of December 31, 2013, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of amortized cost, which may be maturity.  The Company expects recovery of amortized cost when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2014 and 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$494	$494	$-	$-
Due after 1 year through 5 years	-	-	5,948	6,047
Due after 5 years through 10 years	-	-	11,189	11,190
Due after 10 years	-	-	13,683	12,593
Total	$494	$494	$30,820	$29,830

	December 31, 2013
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$2,328	$2,328	$1,000	$1,001
Due after 1 year through 5 years	-	-	5,880	6,035
Due after 5 years through 10 years	-	-	15,000	14,423
Due after 10 years	-	-	24,705	22,241
Total	$2,328	$2,328	$46,585	$43,700

Equity securities had a cost of $3 thousand and a fair value of $28 thousand as of December 31, 2014 and a cost of $3 thousand and a fair value of $30 thousand as of December 31, 2013. Mortgage-backed securities had a cost of $82.1 million and a fair value of $81.0 million as of December 31, 2014 and a cost of $84.2 million and a fair value of $82.7 million as of December 31, 2013.

4.	LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2014	2013

Real estate - mortgage:
One-to-four family residential	$587,399	$545,812
Commercial and multi-family	89,778	90,855
Total real - estate mortgage	677,177	636,667

Real estate - construction:
Residential	16,030	25,113
Commercial	4,141	2,510
Total real estate - construction	20,171	27,623

Commercial	22,277	23,445

Consumer
Home equity	54,279	57,367
Other consumer loans	377	628
Total consumer loans	54,656	57,995

Total loans	774,281	745,730

Net deferred loan cost	3,496	3,271
Allowance for loan losses	(3,760)	(4,199)

Net total loans	$774,017	$744,802

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2014 and 2013, the composition of these loans was approximately $567.6 million and $549.6 million, respectively, of fixed rate loans and $206.7 million and $196.1 million, respectively, of adjustable rate loans.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2014 and December 31, 2013, accrued interest receivable on the Company's loans was $2.2 million and $2.3 million, respectively.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$4,199	$3,997	$3,762
Provision for loan loss	462	757	893
Charge-offs	(977)	(568)	(691)
Recoveries	76	13	33

Balance, end of year	$3,760	$4,199	$3,997

The provision for loan losses charged to expense is based upon past loan loss experiences, a series of qualitative factors, and an evaluation of losses in the current loan portfolio, including the specific evaluation of impaired loans. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass–rated loans (general pooled allowance) and the criticized and classified loans that continue to perform.

Non-performing assets at December 31, 2014 and 2013 consisted of non-accrual loans that amounted to $6.3 million and $5.1 million, respectively, non-accrual troubled debt restructurings of $694 thousand and $316, respectively and real estate owned of $650 thousand and $498 thousand, respectively. The reserve for delinquent interest on loans totaled $423 thousand and $262 thousand at December 31, 2014 and 2013, respectively.

Year-end non-performing assets segregated by class of loans are as follows:

	2014	2013
Real estate - mortgage
1-4 family residential	$3,626	$3,618
Commercial and multi-family	803	463
Real estate - construction	143	-
Commercial	501	-
Consumer	502	674
Non-accrual loans	5,575	4,755
Troubled debt restructuring, non-accrual	694	316
Total non-performing loans	6,269	5,071
Real estate owned	650	498
Total non-performing assets	$6,919	$5,569

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the year-ended December 31, 2014:

	Contractual Receivable Amount	Nonaccretable (Yield) / Premium	Accretable (Yield)/ Premium	Carrying Amount
Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal Reductions	(6,062)	-	-	(6,062)
Charge-offs, net	(559)	559	-	-
Accretion of loan discount (premium)	-	-	(204)	(204)
Transfer between nonaccretable and accretable yield	-	-	-	-
Settlement Adjustments	-	-	-	-
Balance at December 31, 2014	$44,216	$(2,540)	$542	$42,218

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

An age analysis of past due loans, disaggregated by class of financing receivables, as of December 31, 2014 and 2013 is as follows:

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loan
	Past Due	Past Due	90 Days	Due	Current	Receivables
2014
Real estate
1-4 family residential	$2,323	$-	$4,255	$6,578	$580,821	$587,399
Commercial and multi-family	831	-	803	1,634	88,144	89,778
Construction	-	-	143	143	20,028	20,171
Commercial	-	-	501	501	21,776	22,277
Consumer	485	5	567	1,057	53,599	54,656
Total	$3,639	$5	$6,269	$9,913	$764,368	$774,281

2013
Real estate
1-4 family residential	$1,271	$-	$3,427	$4,698	$541,114	$545,812
Commercial and multi-family	-	-	763	763	90,092	90,855
Construction	-	-	-	-	27,623	27,623
Commercial	-	-	-	-	23,445	23,445
Consumer	266	50	647	963	57,032	57,995
Total	$1,537	$50	$4,837	$6,424	$739,306	$745,730

Impaired Loans

Impaired loans are generally defined as all TDRs and loans on non-accrual status.

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (1)
2014
With no related allowance recorded
Real estate
1-4 family residential	$4,585	$4,622	$-	$139
Commercial and multi-family	1,324	1,324	-	265
Construction	143	143	-	143
Commercial	-	-	-	-
Consumer	970	970	-	57
With an allowance recorded
Real estate
1-4 family residential	5,787	6,138	721	340
Commercial and multi-family	-	-	-	-
Construction	-	-	-	-
Commercial	702	702	254	351
Consumer	181	181	55	90
Total
Real estate
1-4 family residential	$10,372	$10,760	$721	$207
Commercial and multi-family	1,324	1,324	-	265
Construction	143	143	-	143
Commercial	702	702	254	351
Consumer	1,151	1,151	55	61

2013
With no related allowance recorded
Real estate
1-4 family residential	$2,707	$2,744	$-	$193
Commercial and multi-family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	674	674	-	61
With an allowance recorded
Real estate
1-4 family residential	3,127	3,166	396	284
Commercial and multi-family	-	-	-	-
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	121	121	21	121
Total
Real estate
1-4 family residential	$5,834	$5,910	$396	$233
Commercial and multi-family	465	463	-	463
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	795	795	21	66

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans that are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. The company had one modified commercial loan during the period ending December 31, 2014 as compared to none at December 31, 2013.

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

For the Company’s other consumer portfolios, the terms of the modifications include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

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

As of December 31, 2014, the Company entered into thirteen TDR agreements with a total carrying value of $3.8 million as compared to seven TDR agreements with a total carrying value of $2.3 million at December 31, 2013.

Included in impaired loans at December 31, 2014 were thirteen TDRs which had a specific reserve of $495 thousand as compared to seven TDRs which had a specific reserve of $224 thousand at December 31, 2013. The following table presents an analysis of the Company’s TDR agreement entered into during the years ending December 31, 2014 and 2013.

		Outstanding Recorded Investment
As of December 31, 2014	Number of Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	8	$3,335	$3,335
Consumer loan	4	287	287
Commercial loan	1	201	201
Total	13	$3,823	$3,823

		Outstanding Recorded Investment
As of December 31, 2013	Number of Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	6	$2,216	$2,216
Consumer loan	1	121	121
Total	7	$2,337	$2,337

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

The following table presents classified loans by class of loans as of December 31, 2014 and 2013.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Grade:
Special mention	$3,948	$3,692	$572	$629	$-	$-	$444	$90	$915	$1,040
Substandard	9,370	7,612	4,010	3,645	143	-	659	665	1,189	900
Doubtful and loss	-	-	-	-	-	-	-	-	14	-
Total	$13,318	$11,304	$4,582	$4,274	$143	$-	$1,103	$755	$2,118	$1,940

The following table presents the credit risk profile of loans based on payment activity as of December 31, 2014 and 2013.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Performing	$583,773	$541,878	$88,975	$90,392	$20,028	$27,623	$21,776	$23,445	$54,154	$57,321
Non-performing	3,626	3,934	803	463	143	-	501	-	502	674
Total	$587,399	$545,812	$89,778	$90,855	$20,171	$27,623	$22,277	$23,445	$54,656	$57,995

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family	Commercial
	Residential	and Multi-Family	Construction	Commercial	Consumer	Total
2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(538)	-	-	-	(439)	(977)
Recoveries	1	-	-	75	-	76
Provision for loan losses	(126)	74	(52)	75	491	462
Ending balance	$2,318	$625	$33	$380	$404	$3,760

Ending balance: individually evaluated for impairment	$721	$-	$-	$254	$55	$1,030

Ending balance: collectively evaluated for impariment	$1,597	$625	$33	$126	$349	$2,730

Loan Receivables:
Ending balance	$587,399	$89,778	$20,171	$22,277	$54,656	$774,281

Ending balance: individually evaluated for impairment	$10,372	$1,324	$143	$702	$1,151	$13,692

Ending balance: collectively evaluated for impariment	$577,027	$88,454	$20,028	$21,575	$53,505	$760,589

2013
Allowance for credit losses:
Beginning Balance	$2,585	$509	$187	$286	$430	$3,997
Charge-offs	(393)	(79)	-	(75)	(20)	(567)
Recoveries	-	-	-	-	12	12
Provision for loan losses	789	121	(102)	19	(70)	757
Ending balance	$2,981	$551	$85	$230	$352	$4,199

Ending balance: individually evaluated for impairment	$396	$-	$-	$-	$21	$417

Ending balance: collectively evaluated for impariment	$2,585	$551	$85	$230	$331	$3,782

Loan Receivables:
Ending balance	$545,812	$90,855	$27,623	$23,445	$57,995	$745,730

Ending balance: individually evaluated for impairment	$5,559	$-	$-	$463	$795	$6,817

Ending balance: collectively evaluated for impariment	$540,253	$90,855	$27,623	$22,982	$57,200	$738,913

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2014	2013	2012

Balance, beginning of year	$4,749	$4,626	$5,432
Additions	295	672	260
Repayments and other	(972)	(549)	(1,066)

Balance, end of year	$4,072	$4,749	$4,626

5.	OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2014	2013

Land	$3,465	$3,465
Buildings and improvements	13,986	13,746
Furniture and equipment	7,211	7,541

Total	24,662	24,752
Accumulated depreciation	(11,792)	(11,609)

Net	$12,870	$13,143

For the years ended December 31, 2014, 2013 and 2012, depreciation expense amounted to $934 thousand, $935 thousand and $1.0 million, respectively.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$439,623	0.13%	$419,608	0.12%
Passbook savings and club accounts	168,686	0.20%	170,660	0.20%

Subtotal	608,309		590,268

Certificates with original maturities:
Within one year	42,821	0.29%	68,941	0.41%
One to three years	113,927	0.92%	95,397	1.39%
Three years and beyond	22,021	1.73%	26,041	2.56%

Total certificates	178,769		190,379

Total	$787,078		$780,647

The aggregate amount of certificate accounts in denominations of $100 thousand or more at December 31, 2014 and 2013 amounted to $62.8 million and $68.8 million, respectively. Currently, deposit amounts in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at December 31, 2014 and 2013 amounted to $181.0 million and $164.2 million, respectively.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest	December 31,
Due	Rate	2014	2013

December 17, 2014	3.765%	$-	$15,000
December 17, 2015	0.610%	15,000	-
December 21, 2015	4.540%	5,000	5,000
April 11, 2016	4.795%	10,000	10,000
November 16, 2017	3.875%	20,000	20,000
January 14, 2022	3.690%	10,000	10,000
August 22, 2022	3.497%	10,000	10,000
October 24, 2022	3.770%	20,000	20,000
February 27, 2023	3.408%	10,000	10,000
April 3, 2023	3.160%	10,000	10,000
		$110,000	$110,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $415.7 million and $389.7 million at December 31, 2014 and 2013, respectively.

During year-ended 2013 $30 million of FHLB advances were modified resulting in a reduction of the average interest rate from 4.15% to 3.42% and extending the maturity dates to 2022 and 2023. No costs were incurred from the modification.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2014	2013

Weighted average balance during the period	$110,000	$110,000
Maximum month-end balance during the period	110,000	110,000
Balance outstanding at the end of the period	110,000	110,000

Weighted average interest rate during the period	3.83%	3.88%
Weighted average interest rate at the end of the period	3.37%	3.80%

Unused lines of credit and borrowing capacity available for short-term and long-term borrowings from the FHLB of New York at December 31, 2014 and 2013 were $295.7 million and $279.7 million, respectively.

8.	INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2014	2013	2012
Income taxes:
Current:
Federal	$3,995	$1,221	$2,783
State	592	17	1,010
Total current tax provision	4,587	1,238	3,793

Deferred:
Federal	(835)	1,324	(396)
State	(230)	283	(217)
Total deferred tax provision (benefit)	(1,065)	1,607	(613)

Total income tax provision	$3,522	$2,845	$3,180

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense at statutory rate	$3,338	34.0%	$2,783	34.0%	$2,782	34.0%
State income taxes, net of federal benefit	239	2.4	197	2.5	523	6.4
Changes in taxes resulting from:
Tax exempt income	(217)	(2.2)	(247)	(3.1)	(223)	(2.7)
Non-deductible and other expenses	162	1.7	112	1.3	98	1.2
Total	$3,522	35.9%	$2,845	34.7%	$3,180	38.9%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2014	2013	2012
Deferred tax assets:
Unrealized (gain) loss on available for sale securities	$807	$1,730	$(124)
Allowance for loan losses	1,502	1,677	1,597
Nonperforming loans	-	-	-
Deferred compensation	387	371	377
Employee benefits	2,257	2,023	1,777
Other than temporary impairment	1,020	1,020	1,020
Property	4	(122)	(172)
Purchase accounting	893	1,000	972
Other	47	81	85
Total deferred tax assets	6,917	7,780	5,532
Deferred tax liabilities:
Deferred loan fees	(1,203)	(1,257)	(1,172)
Servicing	(1)	(2)	(2)
IRC Section 475 mark-to-market	(651)	(1,602)	314
Total deferred tax liabilities	(1,855)	(2,861)	(860)
Net deferred tax asset	$5,062	$4,919	$4,672

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred income taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2014 and 2013. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statement of income and comprehensive income. As of December 31, 2014, 2013 and 2012, there were no uncertain tax positions and the Company does not anticipate any in the next twelve months. As of December 31, 2014, the tax years ended December 31, 2011 through 2014 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2010 through 2014 were subject to New Jersey examination.

9.	JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million of 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities, together with a capital contribution from the Company, were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment. On August 30, 2013, the Company redeemed $5.2 million of this issue reducing the outstanding balance to $10.3 million. On September 5, 2014, the Company redeemed $3.1 million of this issue, paying a redemption premium of $54 thousand, reducing the outstanding balance to $7.2 million.

10.	COMMITMENTS AND CONTINGENCIES

Loan Commitments— As of December 31, 2014, the Company had approximately $28.4 million in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 3.00% to 6.00% and approximately $46.4 million in unused lines and letters of credit with interest rates ranging from 3.00% to 6.50% on outstanding balances. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under non-cancellable operating leases. Scheduled minimum lease payments are as follows as of December 31, 2014:

Year Ending December 31
2015	$154
2016	160
2017	165
2018	172
2019	178
Thereafter	460
Total	$1,289

Rent expense for all operating leases was approximately $217 thousand, $261 thousand and $252 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder.  Such reserves totaled approximately $100,000 at December 31, 2014 and 2013.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2014	2013	2012

Numerator – Net Income	$6,298	$5,349	$5,001
Denominators:
Basic average shares outstanding	6,266,344	6,520,951	6,652,537
Net effect of dilutive common stock equivalents	134,460	86,158	62,867
Diluted average shares outstanding	6,400,804	6,607,109	6,715,404

Earnings per share:
Basic	$1.00	$0.82	$0.75
Diluted	$0.98	$0.81	$0.74

At December 31, 2014, 2013 and 2012 there were 612,406, 605,803 and 610,828 outstanding options that were anti-dilutive, respectively.

12.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

			Required		Considered Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Tangible capital	$99,286	9.78%	$15,226	1.50%	N/A	N/A
Tier 1 leverage capital	99,286	9.78	40,603	4.00	$60,905	6.00%
Tier 1 risk-based capital	99,286	18.73	21,207	4.00	31,810	6.00
Total risk-based capital	102,026	19.24	42,414	8.00	53,017	10.00

As of December 31, 2013:
Tangible capital	$100,396	9.96%	$15,120	1.50%	N/A	N/A
Tier 1 leverage capital	100,396	9.96	40,320	4.00	$60,480	6.00%
Tier 1 risk-based capital	100,396	19.05	21,081	4.00	31,621	6.00
Total risk-based capital	104,187	19.77	42,160	8.00	52,700	10.00

Capital levels at December 31, 2014 and 2013 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the period ended December 31, 2014 the Bank paid $9.0 million in dividends to the Company as compared to $6.0 million for the period ended December 31, 2013.

13.	BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first six percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012 were $202 thousand, $196 thousand, and $230 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2015 and 2032. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $523 thousand, $550 thousand and $536 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $4.4 million, $3.9 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2015 and 2032. Payments of $84 thousand were made from the plan in 2014. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2014 and 2013, the accrued deferred compensation liability amounted to approximately $970 thousand and $929 thousand, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $104 thousand, $57 thousand and $76 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $23.8 million and $23.2 million at December 31, 2014 and 2013.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During the years ended December 31, 2014 and 2013, 1,082 and 1,126 shares of the Company’s stock were purchased for $16 thousand and $16 thousand, respectively, at various market prices.

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

During the years ended December 31, 2014, 2013 and 2012, the Company annually released 34,267 shares and recorded an expense related to this plan of approximately $487 thousand, $498 thousand and $426 thousand, respectively.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loans are repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost. At December 31, 2014, the ESOP had 292,500 unallocated shares remaining.

Stocks Options

A summary of the status of the Company’s stock options under the Equity Plans as of December 31, 2014, 2013 and 2012 and changes during the periods ended December 31, 2014, 2013 and 2012 are presented below.

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	680,200	$12.14	649,313	$11.50	650,804	$11.90
Granted	-	-	66,300	14.14	17,500	13.10
Exercised	(5,809)	11.49	(35,413)	12.30	(15,193)	10.87
Forfeited	-	-	-	-	(3,798)	12.86
Outstanding at the end of the period	674,391	$12.15	680,200	$12.14	649,313	$11.95

Exercisable at the end of the period	541,222	$12.12	471,686	$12.24	441,206	$12.48

Stock options vested or expected to vest (1)	606,952	$12.15

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The weighted average grant date fair value of options granted for the years ended December 31, 2013 and 2012 was $2.56 and $2.90 per share. There were no options granted in 2014. Options exercised in 2014 totaled 5,809 at an average price of $11.49 as compared to 35,413 shares in 2013 at an average exercise price of $12.30 and 15,193 shares in 2012 at an average exercise price of $10.87. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, 2013 and 2012 was $1.2 million, $670 thousand and $1.0 million, respectively.

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2014:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
August 10, 2005	269,511	$13.19	0.6
November 21, 2006	17,586	14.78	1.9
November 20, 2007	18,448	11.32	2.9
August 18, 2010	221,948	10.21	5.6
March 15, 2011	13,600	12.06	6.2
August 17, 2011	49,498	11.53	6.6
November 19, 2012	17,500	13.10	7.9
November 19, 2013	66,300	14.14	8.9
Total	674,391	$12.15	3.9

At December 31, 2014, there was $428 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

The compensation expense recognized for the period ended December 31, 2014, 2013 and 2012 was $184 thousand, $155 thousand and $148 thousand, respectively.

Summary of Non-vested Stock Award activity:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	83,290	$10.99	60,390	$10.33	80,190	$10.32
Issued	-	-	42,700	14.14	-	-
Vested	28,340	11.46	19,800	10.30	19,800	10.30
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	54,950	$10.74	83,290	$10.99	60,390	$10.33

As of December 31, 2014, there was $590 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

The compensation expense recognized for the period ended December 31, 2014, 2013 and 2012 was $325 thousand, $218 thousand and $204 thousand, respectively.

14.	FAIR VALUE MEASUREMENT

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

Those assets as of December 31, 2014 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$80,258	$-
U.S. Treasury and federal agencies	-	20,991	-
Corporate securities	-	8,839	-
Equity securities	28	-	-
Totals	$28	$110,088	$-

Those assets as of December 31, 2013 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$81,659	$-
U.S. Treasury and federal agencies	-	32,903	-
Corporate securities	-	10,797	-
Equity securities	30	-	-
Totals	$30	$125,359	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
					Total
	Total	Level 1	Level 2	Level 3	(Losses)
December 31, 2014
Assets:
Impaired loans	$5,640	$-	$3,294	$2,346	$(735)
Real estate owned	510	-	510	-	(122)

December 31, 2013
Assets:
Impaired loans	$3,666	$-	$3,666	$-	$(17)
Real estate owned	359	-	359	-	(160)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the twelve months ended December 31, 2014 were $5.6 million. Such loans were carried at the value of $6.4 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $735 thousand. Total loans remeasured at fair value for the twelve months ended December 31, 2013 were $3.7 million. Such loans were carried at the value of $3.7 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $17 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the twelve months ended December 31, 2014 was $872 thousand, of which $362 thousand was sold. These properties were carried at the value of $632 thousand immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $122 thousand. Total real estate owned remeasured at fair value for the twelve months ended December 31, 2013 was $1.2 million, of which $1.0 million was sold. These properties were carried at the value of $519 thousand immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $160 thousand.

Fair Value of Financial Instruments

	December 31, 2014
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,307	$80,307	$-	$-
Investment securities:
Held to maturity	1,201	-	1,278	-
Available for sale	110,116	28	110,088	-
Loans receivable, net	774,017	-	791,095	-
Federal Home Loan Bank stock	6,039	-	6,039	-

Liabilities:
NOW and other demand deposit accounts	439,623	-	458,328	-
Passbook savings and club accounts	168,686	-	168,893	-
Certificates	178,769	-	179,224	-
Advances from Federal Home Loan Bank	110,000	-	118,777	-
Junior subordinated debenture	7,217	-	7,217	-

	December 31, 2013
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$87,619	$87,619	$-	$-
Investment securities:
Held to maturity	3,312	-	3,402	-
Available for sale	125,389	30	125,359	-
Loans receivable, net	744,802	-	744,333	-
Federal Home Loan Bank stock	6,320	-	6,320	-

Liabilities:
NOW and other demand deposit accounts	419,608	-	436,163	-
Passbook savings and club accounts	170,661	-	178,939	-
Certificates	190,379	-	189,821	-
Advances from Federal Home Loan Bank	110,000	-	118,787	-
Junior subordinated debenture	10,309	-	9,278	-

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

Federal Home Loan Bank (FHLB) Stock— Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2014 and 2013. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2014 and 2013, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at December 31, 2014 as compared to $4.6 million at December 31, 2013. The Company completed its annual goodwill impairment test as of August 1, 2014 and concluded that goodwill was not impaired. At December 31, 2014, no triggering events have occurred from the date of impairment test that would have impaired goodwill.

The core deposit intangible totaled $536 thousand at December 31, 2014 as compared to $625 thousand at December 31, 2013. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

16.	REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	2014			2013
	Residential Property	Commercial Property	Total	Residential Property	Commercial Property	Total
Balance, January 1,	$296	$202	$498	$412	$494	$906
Transfers into Real Estate Owned	872	-	872	781	384	1,165
Sales of Real Estate Owned	(559)	(161)	(720)	(897)	(676)	(1,573)
Balance, December 31,	$609	$41	$650	$296	$202	$498

17.	RELATED PARTY TRANSACTION

The Company obtains legal services from McCrosson and Stanton, PC, a law firm located in Ocean City, NJ.  Dorothy F. McCrosson, a Director of the Company since January 2011, is Managing Partner at McCrosson and Stanton, PC.   Legal fees paid to McCrosson and Stanton, PC were $156 thousand, $172 thousand and $172 thousand during the years ended December 31, 2014, 2013 and 2012, respectively.

18.	PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT ONLY

	December 31,
	2014	2013
Assets:
Cash and cash equivilents	$2,380	$3,685
Investment securities	1,451	4,064
Investment in subsidiary	103,518	103,541
Other assets	5,792	5,717
Total assets	$113,141	$117,007

Liabilities:
Junior subordinated debenture	$7,217	$10,309
Other liabilities	113	475
Total liabilities	7,330	10,784
Stockholders' equity	105,811	106,223
Total liabilities and stockholders' equity	$113,141	$117,007

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - PARENT ONLY

	Years Ended December 31,
	2014	2013	2012
Interest income	$318	$419	$500
Interest expense	804	1,192	1,341
Net interest loss	(486)	(773)	(841)
Other Income	94	7	15
Other expenses	226	271	147
Loss before income tax benefit and equity in undistributed earnings in subsidiary	(618)	(1,037)	(973)
Income tax	(210)	(351)	(331)
Loss before equity in undistributed earnings in subsidiary	(408)	(686)	(642)
Dividends distributed from subsidiary	9,000	6,000	3,600
Equity in undistributed earnings of subsidiary	(2,294)	35	2,043
Net income	$6,298	$5,349	$5,001

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	$1,375	$(2,761)	$675
Unrealized (loss) gain on post retirement life benefit	(159)	138	(148)
Total other comprehensive income, netof tax	1,216	(2,623)	527
Total comprehensive income	$7,514	$2,726	$5,528

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$6,298	$5,349	$5,001
Equity in undistributed earnings in subsidiary	(6,706)	(6,035)	(5,643)
Net amortization of investment premiums/discounts	127	4	4
Gain on sale/call of investment secruities available for sale	(95)	-	-
Dividends from subsidiary	9,000	6,000	3,600
Premium paid on partial redemption of junior subordinated debt	54	-	-
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	40	10	(1)
Prepaid expenses and other assets	(427)	86	519
Other liabilities	(127)	(204)	(21)
Intercompany payables	(235)	413	-
Net cash provided by operating activities	7,929	5,623	3,459

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	134	248	342
Principal repayment of mortgage backed securities available for sale	75	444	562
Principal payments on ESOP loan	342	326	311
Proceeds from sale/call of investment secruities available for sale	2,383	155	-
Net cash provided by investing activities	2,934	1,173	1,215

FINANCING ACTIVITIES:
Purchase of treasury stock	(7,473)	(966)	(4,798)
Proceeds from stock options exercised	67	436	165
Dividends paid	(1,616)	(1,667)	(1,725)
Cash used for acquisition, net of cash acquired	-	-	-
Partial redemption of junior subordinated debt	(3,146)	(5,155)	-
Net cash (used in) financing activities	(12,168)	(7,352)	(6,359)

Net increase (decrease) in cash & cash equivalents	(1,305)	(556)	(1,684)

Cash and cash equivalents - beginning	3,685	4,241	5,925

Cash and cash equivalents - ending	$2,380	$3,685	$4,241

19.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Total interest income	$8,871	$8,793	$8,855	$8,847
Total interest expense	1,911	1,908	1,897	1,850

Net interest income	6,960	6,885	6,958	6,997
Provision for loan losses	88	50	125	200
Net interest income after provision for loan losses	6,872	6,835	6,833	6,797

Other income	1,006	1,086	1,102	1,052
Other expense	5,446	5,530	5,451	5,337

Income before income taxes	2,432	2,391	2,484	2,512
Income taxes	845	859	904	914

Net income	$1,587	$1,532	$1,580	$1,598

Earnings per share basic (1)	$0.25	$0.24	$0.25	$0.26
Earnings per share diluted (1)	$0.24	$0.24	$0.25	$0.26

(1) Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Total interest income	$8,730	$8,698	$8,683	$8,860
Total interest expense	2,251	2,168	2,102	1,990

Net interest income	6,479	6,530	6,581	6,870
Provision for loan losses	202	192	186	177
Net interest income after provision for loan losses	6,277	6,338	6,395	6,693

Other income	1,102	1,125	1,128	1,108
Other expense	5,470	5,449	5,503	5,550

Income before income taxes	1,909	2,014	2,020	2,251
Income taxes	729	655	696	765

Net income	$1,180	$1,359	$1,324	$1,486

Earnings per share basic (1)	$0.18	$0.21	$0.20	$0.23
Earnings per share diluted (1)	$0.18	$0.21	$0.20	$0.22

(1) Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 52 of this Form 10-K.

Report of Independent Registered Public Accounting Firm is located on pages 53 and 54 of this Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The code of ethics is available under Governance Documents in the Investor Relations section of our website at www.ochome.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 about Company common stock that may be issued upon the exercise of options under the Company’s equity incentive plans. The plans were approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	674,391	$12.15	─

Equity compensation plans not approved by security holders	─	─	─

Total	674,391	$12.15	─

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description	Incorporated by Reference to:

3.1	Certificate of Incorporation of Ocean Shore Holding Co.	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

3.2	Bylaws of Ocean Shore Holding Co.	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

4.1	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request

Exhibit No.	Description	Incorporated by Reference to:

10.1*	Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady

10.2*	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 2008, SEC File No 000-51000.

10.3*	Salary Continuation Agreement by and between Ocean City Home Bank and Kim M. Davidson and all amendments thereto	Exhibit 10.1 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.4*	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.5*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.6*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.2 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.7*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.8*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.9*	Change in Control Agreement by and between Ocean Shore Holding Co., and Donald Morgenweck	Exhibit 10.1 to Form 8-K filed on February 13, 2005, SEC File No. 000-53856.

10.10*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.11*	Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi	Exhibit 10.1 to Form 8-K filed on December 20, 2012, SEC File No. 000-53856.

10.12*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito	Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.13*	Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan	Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.14*	Ocean City Home Bank Director and Executive Life Insurance Plan	Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.15*	Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan	Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

Exhibit No.	Description	Incorporated by Reference to:

10.16	Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.17*	Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended	Exhibit 10.15 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.18*	Ocean Shore Holding Co. 2005 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on June 7, 2005, SEC File No. 000-51000.

10.19*	Ocean Shore Holding Co. 2010 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on May 19, 2010, SEC File No. 000-51000.

10.20*	Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan	Exhibit 10 to Registration Statement on Form S-8 (File No. 333-121595) filed on August 15, 2005.

10.21*	Form of Incentive Stock Option Award Agreement	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.22*	Form of Non-Statutory Stock Option Award Agreement	Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010).

10.23*	Form of Restricted Stock Award Agreement	Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.24*	Supplemental Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 8-K filed January 31, 2014, SEC File No. 000-53856.

21	Subsidiaries

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Exhibit No.	Description	Incorporated by Reference to:

101.0	The following materials from the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the notes to the Consolidated Statements.

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 13, 2015	By:	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven E. Brady	President, Chief Executive Officer	March 13, 2015
Steven E. Brady	(principal executive officer)

/s/ Donald F. Morgenweck	Senior Vice President and Chief	March 13, 2015
Donald F. Morgenweck	Financial Officer
(principal accounting and
financial officer)

/s/ Frederick G. Dalzell, M.D.	Director	March 13, 2015
Frederick G. Dalzell, M.D.

/s/ Christopher J. Ford	Director	March 13, 2015
Christopher J. Ford

/s/ Dorothy F. McCrosson, Esq	Director	March 13, 2015
Dorothy F. McCrosson, Esq.

/s/ Robert A. Previti, Ed.D.	Director	March 13, 2015
Robert A. Previti, Ed.D.

/s/ John L. Van Duyne, Jr.	Director	March 13, 2015
John L. Van Duyne, Jr.

/s/ Samuel R. Young	Director	March 13, 2015
Samuel R. Young

