Form 10-Q
period 2015-03-31
Ocean Shore Holding Co.
filed 2015-05-07
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 1, 2015, the registrant had 6,227,927 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$7,190	$9,023
Interest-earning bank balances	79,274	71,284

Cash and cash equivalents	86,464	80,307

Investment securities held to maturity (estimated fair value—$1,161 at March 31, 2015; $1,278 at December 31, 2014)	1,083	1,201
Investment securities available for sale (amortized cost— $115,193 at March 31, 2015; $112,205 at December 31, 2014)	113,747	110,116
Loans—net of allowance for loan losses of $ 3,384 at March 31, 2015 and $3,760 at December 31, 2014	770,261	774,017
Accrued interest receivable:
Loans	2,389	2,304
Investment securities	117	33
Federal Home Loan Bank stock—at cost	6,039	6,039
Office properties and equipment—net	12,743	12,870
Prepaid expenses and other assets	2,430	3,161
Real estate owned	608	650
Cash surrender value of life insurance	23,982	23,828
Net deferred tax asset	4,804	5,062
Goodwill	4,630	4,630
Other intangible assets	512	536
TOTAL ASSETS	$1,029,809	$1,024,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$186,760	$98,417
Interest bearing deposits	606,131	688,661
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debentures	7,217	7,217
Advances from borrowers for taxes and insurance	4,430	4,026
Accrued interest payable	707	879
Other liabilities	8,921	9,743

Total liabilities	924,166	918,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; shares outstanding: 6,251,912 at March 31, 2015; 6,393,344 at December 31, 2014	73	73
Additional paid-in capital	66,196	66,059
Retained earnings - partially restricted	58,383	57,055
Treasury stock—at cost: 1,055,678 at March 31, 2015; 914,246 at December 31, 2014	(14,733)	(12,678)
Common stock acquired by employee benefits plans	(2,554)	(2,639)
Deferred compensation plans trust	(663)	(608)
Accumulated other comprehensive loss	(1,059)	(1,451)

Total stockholders’ equity	105,643	105,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,029,809	$1,024,754

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,172	$8,183
Taxable interest on mortgage-backed securities	358	352
Non-taxable interest on municipal securities	1	3
Taxable interest and dividends on other investment securities	256	333

Total interest and dividend income	8,787	8,871

INTEREST EXPENSE:
Deposits	613	644
Borrowings	1,082	1,267

Total interest expense	1,695	1,911

NET INTEREST INCOME	7,092	6,960

PROVISION FOR LOAN LOSSES	153	88

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,939	6,872

OTHER INCOME:
Service charges	507	447
Cash surrender value of life insurance	154	156
Other	388	403

Total other income	1,049	1,006

OTHER EXPENSE:
Salaries and employee benefits	3,299	3,247
Occupancy and equipment	1,249	1,287
Federal insurance premiums	138	137
Advertising	106	89
Professional services	278	265
Real estate owned activity	(66)	13
Charitable contributions	38	38
Other operating expenses	400	370

Total other expenses	5,442	5,446

INCOME BEFORE INCOME TAXES	2,546	2,432

INCOME TAX EXPENSE	833	845

NET INCOME	$1,713	$1,587
Other comprehensive income, net of tax:

Unrealized gain (loss) on available for sale securities	387	604
Unrealized gain (loss) on post retirement life benefit	5	–

TOTAL COMPREHENSIVE INCOME	$2,105	$2,191

Earnings per share, basic:	$0.29	$0.25
Earnings per share, diluted:	$0.28	$0.24

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,713	$1,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	282
Provision for loan losses	153	88
Stock based compensation expense	250	247
Cash surrender value of life insurance	(154)	(156)
Loss on disposal of office properties and equipment	1	−
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(169)	(77)
Prepaid expenses and other assets	734	524
Accrued interest payable	(172)	(231)
Other liabilities	(817)	191
Net cash provided by operating activities	1,805	2,455
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	2,015	3,003
Investment securities held to maturity	26	50
Loans originated, net of repayments	3,227	(12,980)
Purchases of:
Investment securities held to maturity	(402)	(494)
Investment securities available for sale	(5,034)	−
Office properties and equipment	(96)	(334)
Proceeds from sale of:
Real estate owned	428	239
Proceeds from maturities and calls of:
Investment securities held to maturity	494	2,328
Investment securities available for sale	−	−
Cash used for acquisition, net of cash acquired
Net cash (used in) investing activities	658	(8,188)
FINANCING ACTIVITIES:
Increase in deposits	5,814	2,778
Dividends paid	(385)	(411)
Purchase of shares by deferred compensation plans trust	(55)	(14)
Purchase of treasury stock	(2,456)	(2,050)
Stock options exercised	372	9
Increase in advances from borrowers for taxes and insurance	404	266
Net cash provided by financing activities	3,694	578
NET DECREASE IN CASH AND CASH EQUIVALENTS	6,157	(5,155)
CASH AND CASH EQUIVALENTS—Beginning of period	80,307	87,619
CASH AND CASH EQUIVALENTS—End of period	$86,464	$82,464
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$1,843	$2,134
Income Taxes	$2,080	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$387	$81

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which created Accounting Standard Codification (“ASC”) ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period, and should be applied on a prospective basis. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$402	$—	$—	$402
U.S. Treasury and government sponsored entity mortgage-backed securities	681	78	—	759
Totals	$1,083	$78	$—	$1,161

Available for Sale
Debt securities:
Corporate	$9,612	$89	$(802)	$8,899
U.S. Treasury and federal agencies	21,224	—	(76)	21,148
Equity securities	3	24	—	27
U.S. treasury and government sponsored entity mortgage-backed securities	84,354	385	(1,066)	83,673
Totals	$115,193	$498	$(1,944)	$113,747

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$—	$—	$494
U.S. Treasury and government sponsored entity mortgage-backed securities	707	77	—	784
Totals	$1,201	$77	$—	$1,278

Available for Sale
Debt securities:
Corporate	$9,596	$99	$(856)	$8,839
U.S. Treasury and federal agencies	21,223	6	(238)	20,991
Equity securities	3	25	—	28
U.S. Treasury and government sponsored entity mortgage-backed securities	81,383	278	(1,403)	80,258
Totals	$112,205	$408	$(2,497)	$110,116

As of March 31, 2015 and December 31, 2014, the Company had investment securities available for sale with an estimated fair value of $108.8 million and $105.1 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,882	$(802)	$2,882	$(802)
U.S. Treasury	11,190	(25)	9,924	(51)	21,114	(76)
US treasury and government sponsored entity mortgage- backed securities	4,988	(10)	60,636	(1,056)	65,624	(1,066)
Equity securities	—	—	—	—	—	—
Totals	$16,178	$(35)	$73,442	$(1,909)	$89,620	$(1,944)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,826	$(856)	$2,826	$(856)
U.S. Treasury	4,990	(5)	9,767	(233)	14,757	(238)
US treasury and government sponsored entity mortgage- backed securities	10,133	(17)	66,020	(1,386)	76,153	(1,403)
Equity securities	—	—	—	—	—	—
Totals	$15,123	$(22)	$78,613	$(2,475)	$93,736	$(2,497)

Management has reviewed its investment securities as of March 31, 2015 and has determined that all declines in fair value below amortized cost are temporary.

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

At March 31, 2015, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 21.8% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of March 31, 2015, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2015 the Company had fourteen agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.5% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of March 31, 2015, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$402	$402	$–	$–
Due after 1 year through 5 years	–	–	5,962	6,052
Due after 5 years through 10 years	–	–	11,190	11,165
Due after 10 years	–	–	13,683	12,831
Total	$402	$402	$30,835	$30,048

Equity securities had a cost of $3 thousand and a fair value of $27 thousand as of March 31, 2015. Mortgage-backed securities had a cost of $84.4 million and a fair value of $83.7 million as of March 31, 2015.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$584,758	$587,399
Commercial and multi-family	88,863	89,778
Total real estate-mortgage	673,621	677,177
Real estate - construction:
Residential	17,390	16,030
Commercial	3,140	4,141
Total real estate - construction	20,530	20,171
Commercial	22,054	22,277
Consumer:
Home equity	53,539	54,279
Other consumer loans	364	377
Total consumer loans	53,903	54,656
Total loans	770,108	774,281
Net deferred loan cost	3,537	3,496
Allowance for loan losses	(3,384)	(3,760)
Net total loans	$770,261	$774,017

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$3,760	$4,199
Provision for loan loss	153	88
Charge-offs	(529)	(74)
Recoveries	–	1
Balance, end of period	$3,384	$4,214

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

Non-performing assets segregated by class of loans are as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Real estate
One-to-four family residential	$3,425	$3,626
Commercial and multi-family	1,384	803
Real estate – construction	143	143
Commercial	–	501
Consumer	350	502
Non-accrual loans	5,302	5,575
Troubled debt restructuring, non-accrual	1,117	694
Total non-performing loans	6,419	6,269
Real estate owned	608	650
Total non-performing assets	$7,027	$6,919

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the three month periods ended March 31, 2015 and 2014:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(1,325)	—	—	(1,325)
Charge-offs, net	(62)	62	—	—
Accretion of loan discount (premium)	—	—	(29)	(29)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at March 31, 2015	$42,829	$(2,478)	$513	$40,864

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(1,375)	—	—	(1,375)
Charge-offs, net	(189)	189	—	—
Accretion of loan discount (premium)	—	—	(51)	(51)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at March 31, 2014	$49,273	$(2,910)	$695	$47,058

An age analysis of past due loans, segregated by class of loans, as of March 31, 2015 and December 31, 2014 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2015
Real Estate
1-4 Family Residential	$1,561	$537	$4,054	$6,152	$578,606	$584,758
Commercial and Multi-Family	222	—	1,384	1,606	87,257	88,863
Construction	—	—	143	143	20,387	20,530
Commercial	—	—	—	—	22,054	22,054
Consumer	237	96	486	819	53,084	53,903
Total	$2,020	$633	$6,067	$8,720	$761,388	$770,108

December 31, 2014
Real Estate
1-4 Family Residential	$2,323	$—	$4,255	$6,578	$580,821	$587,399
Commercial and Multi-Family	831	—	803	1,634	88,144	89,778
Construction	—	—	143	143	20,028	20,171
Commercial	—	—	501	501	21,776	22,277
Consumer	485	5	567	1,057	53,599	54,656
Total	$3,639	$5	$6,269	$9,913	$764,368	$774,281

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
March 31, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$4,314	$4,563	$—	$139
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	—	—	—	—
Consumer	940	940	—	55
With an allowance recorded
Real Estate
1-4 Family Residential	5,389	5,713	636	317
Commercial and Multi-Family	310	310	47	310
Construction	—	—	—	—
Commercial	196	196	4	196
Consumer	149	194	94	50
Total
Real Estate
1-4 Family Residential	$9,703	$10,276	$636	$202
Commercial and Multi-Family	1,634	1,634	47	272
Construction	143	143	—	143
Commercial	196	196	4	196
Consumer	1,089	1,134	94	54

December 31, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$4,585	$4,622	$—	$139
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	—	—	—	—
Consumer	970	970	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	5,787	6,138	721	340
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	702	702	254	351
Total	181	181	55	90
Real Estate
1-4 Family Residential	$10,372	$10,760	$721	$207
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	702	702	254	351
Consumer	1,151	1,151	55	61

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of March 31, 2015, the Company entered into 16 TDR agreements with a total carrying value of $4.1 million of which 7 were not performing totaling $1.1 million. These loans had a specific reserve of $583 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of March 31, 2015 and December 31, 2014, respectively.

	As of March 31, 2015			As of December 31, 2014
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
		(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	8	$3,316	$3,316	8	$3,335	$3,335
Commercial Mortgage	2	250	250	–	–	–
Consumer	5	337	337	4	287	287
Commercial	1	196	196	1	201	201
Total	16	$4,099	$4,099	13	$3,823	$3,823

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

The following table presents classified loans by class of loans as of March 31, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014
	(Dollars in thousands)
Grade:
Special Mention	$3,914	$3,948	$563	$572	$—	$—	$17	$444	$688	$915
Substandard	8,440	9,370	4,465	4,010	143	143	576	659	1,142	1,189
Doubtful and Loss	—	—	—	—	—	—	—	—	14	14
Total	$12,354	$13,318	$5,028	$4,582	$143	$143	$593	$1,103	$1,844	$2,118

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014
	(Dollars in thousands
Performing	$580,602	$583,773	$87,229	$88,975	$20,387	$20,028	$22,054	$21,776	$53,417	$54,154
Non-Performing	4,156	3,626	1,634	803	143	143	—	501	486	502
Total	$584,758	$587,399	$88,863	$89,778	$20,530	$20,171	$22,054	$22,277	$53,903	$54,656

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2015 and December 31, 2014. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(162)	—	—	(306)	(61)	(529)
Recoveries	—	—	—	—	—	—
Provision for loan losses	(32)	(261)	8	247	191	153
Ending balance	$2,124	$364	$41	$321	$534	$3,384
Ending balance: individually evaluated for impairment	$636	$47	$—	$4	$94	$781
Ending balance: collectively evaluated for impairment	$1,488	$317	$41	$317	$440	$2,603
Loan Receivables:
Ending balance	$584,758	$88,863	$20,530	$22,054	$53,903	$770,108
Ending balance: individually evaluated for impairment	$9,703	$1,634	$143	$196	$1,089	$12,765
Ending balance: collectively evaluated for impairment	$575,055	$87,229	$20,387	$21,858	$52,814	$757,343

December 31, 2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(538)	—	—	—	(439)	(977)
Recoveries	1	—	—	75	—	76
Provision for loan losses	(126)	74	(52)	75	491	462
Ending balance	$2,318	$625	$33	$380	$404	$3,760
Ending balance: individually evaluated for impairment	$721	$—	$—	$254	$55	$1,030
Ending balance: collectively evaluated for impairment	$1,597	$625	$33	$126	$349	$2,730
Loan Receivables:
Ending balance	$587,399	$89,778	$20,171	$22,277	$54,656	$774,281
Ending balance: individually evaluated for impairment	$10,372	$1,324	$143	$702	$1,151	$13,692
Ending balance: collectively evaluated for impairment	$577,027	$88,454	$20,028	$21,575	$53,505	$760,589

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2015			December 31, 2014
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)

NOW and other demand deposit accounts	$443,050	0.12%	$439,623	0.13%
Passbook savings and club accounts	170,718	0.20%	168,686	0.20%
Subtotal	613,768		608,309
Certificates with original maturities:
Within one year	38,684	0.29%	42,821	0.29%
One to three years	118,111	0.94%	113,927	0.92%
Three years and beyond	22,328	1.68%	22,021	1.73%
Total certificates	179,123		178,769
Total	$792,891		$787,078

The aggregate amount of certificate accounts in denominations of $100 thousand or more at March 31, 2015 and December 31, 2014 amounted to $63.8 million and $62.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at March 31, 2015 and December 31, 2014 amounted to $183.3 million and $181.0 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,713	$1,587
Denominators:
Basic average shares outstanding	5,985,347	6,412,342
Effect of dilutive common stock equivalents	109,830	110,469
Diluted average shares outstanding	6,095,177	6,522,024

Earnings per share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.24

At March 31, 2015 and 2014, there were 575,142 and 633,319 outstanding anti-dilutive options, respectively, and 53,960 and 82,300 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2015 and 2014 and changes during the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	674,391	$12.15	680,200	$12.14
Granted	—	—	—	—
Exercised	28,668	12.97	720	11.53
Forfeited	—	—	—	—
Outstanding at the end of the period	645,723	$12.11	679,480	$12.14
Exercisable at the end of the period	515,964	$12.07	474,118	$12.24
Stock options vested or expected to vest (1)	464,368	$12.07	426,706	$12.24

     (1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plans as of March 31, 2015:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	244,541	$13.19	0.4 years
November 21, 2006	16,707	$14.78	1.6 years
November 20, 2007	18,448	$11.32	2.6 years
August 18, 2010	219,339	$10.21	5.4 years
March 15, 2011	13,600	$12.06	6.0 years
August 17, 2011	49,498	$11.53	6.4 years
November 19, 2012	17,500	$13.10	7.6 years
November 19, 2013	66,090	$14.14	8.6 years
Total	645,723	$12.11	3.8 years

The compensation expense recognized for the three months ended March 31, 2015 was $46 thousand as compared to $46 thousand for the three months ended March 31, 2014.

At March 31, 2015, there was $382 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Summary of Non-vested Stock Award Activity:

	Three Months ended March 31, 2015		Three Months ended March 31, 2014
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value

Beginning of period	54,950	$10.74	83,290	$10.99
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at March 31, 2014	53,960	$12.73	82,300	$12.29

The compensation expense recognized for the three months ended March 31, 2015 was $81 thousand as compared to $81 thousand for the three months ended March 31, 2014.

As of March 31, 2015, there was $509 thousand of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

7.	INCOME TAXES

Income tax expense was $833 thousand for an effective tax rate of 32.7% for the three months ended March 31, 2015 compared to $845 thousand for an effective tax rate of 34.7% for the same period in 2014.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2015 and December 31, 2014, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2015, the tax years ended December 31, 2011 through 2014 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2010 through 2014 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the first quarter of 2015, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on February 27, 2015 to stockholders of record as of the close of business on February 6, 2015.

On March 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 130,000 shares of the Company’s outstanding common stock, or approximately 2% of outstanding shares. At March 31, 2015, 65,600 shares remain to be purchased under this program.

The Company repurchased a total of 170,100 shares at a weighted average cost of $14.44 per share during the three months ended March 31, 2015 of which 105,700 shares completed a stock repurchase plan announced on November 19, 2014.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2015 and 2014. A summary of the changes in components of Accumulated Other Comprehensive Income for the three months ended March 31, 2015 and 2014 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	644	5	649
Tax benefit	(257)	–	(257)
Ending balance – 03/31/2015	$(895)	$(164)	$(1,059)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance – 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	1,002	–	1,002
Tax benefit	(398)	–	(398)
Ending balance – 03/31/2014	$(2,053)	$(10)	$(2,063)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2015 and December 31, 2014:

March 31, 2015	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$83,673	$—
U.S. Treasury and federal agencies		21,148	—
State and municipal obligations	—	—	—
Corporate securities	—	8,899	—
Equity securities	27	—	—
Totals	$27	$113,720	$—

December 31, 2014	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$80,258	$—
U.S. Treasury and federal agencies		20,991	—
State and municipal obligations	—	—	—
Corporate securities	—	8,839	—
Equity securities	28	—	—
Totals	$28	$110,088	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement			Total (Losses) Gains
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2015
Assets:
Impaired loans	$5,263	$-	$3,321	$1,942	$(66)
Real estate owned	195	-	195	-	(306)

March 31, 2014
Assets:
Impaired loans	$4,316	$-	$1,686	$2,630	$(236)
Real estate owned	81	-	81	-	(36)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At March 31, 2015, total loans remeasured at fair value were $5.3 million. Such loans were carried at the value of $5.3 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $66 thousand. At March 31, 2014, total loans remeasured at fair value were $4.3 million. Such loans were carried at the value of $4.5 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $236 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the three months ended March 31, 2015 was $387 thousand, of which $192 thousand was sold. These property were carried at a value of $501 thousand immediately prior to remeasurement, resulting in recognition of impairment through earnings of $306 thousand.

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

		Category Used For Fair Value
March 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$86,464	$86,464	$—	$—
Investment securities:
Held to maturity	1,083	—	1,161	—
Available for sale	113,747	27	113,720	—
Loans receivable, net	770,261	—	790,580	—
Federal Home Loan Bank stock	6,039	—	6,039	—

Liabilities:
NOW and other demand deposit accounts	443,050	—	459,341	—
Passbook savings and club accounts	170,718	—	178,547	—
Certificates	179,123	—	179,685	—
Advances from Federal Home Loan Bank	110,000	—	119,396	—
Junior subordinated debenture	7,217	—	6,928	—

		Category Used For Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$80,307	$80,307	$—	$—
Investment securities:
Held to maturity	1,201	—	1,278	—
Available for sale	110,116	28	110,088	—
Loans receivable, net	774,017	—	791,095	—
Federal Home Loan Bank stock	6,039	—	6,039	—

Liabilities:
NOW and other demand deposit accounts	439,623	—	458,328	—
Passbook savings and club accounts	168,686	—	168,893	—
Certificates	178,769	—	179,224	—
Advances from Federal Home Loan Bank	110,000	—	118,777	—
Junior subordinated debenture	7,217	—	7,217	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2015. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2015 and December 31, 2014, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at March 31, 2015 as compared to $4.6 million at December 31, 2014. The Company completed its annual goodwill impairment test as of August 1, 2014 and concluded that goodwill was not impaired. At March 31, 2015, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $512 thousand at March 31, 2015 as compared to $536 thousand at December 31, 2014. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2015			2014
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$609	$41	$650	$296	$202	$498
Transfers into Real Estate Owned	192	195	387	81	─	81
Sales of Real Estate Owned	(429)	─	(429)	(78)	(161)	(239)
Balance, March 31,	$372	$236	$608	$299	$41	$340

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have been recently announced and are at the final stages of completion. Both a Bass Pro Shop and a $134 million convention center at Harrah’s Resort Atlantic City are expected to open in the spring of 2015. Additionally, The Pier Shops of Caesar were purchased by a Philadelphia developer and will receive a full renovation. Outside of Atlantic City, The Richard Stockton College of New Jersey recently announced its takeover of the FAA Next Gen Research Park. The Research Park will be located on the campus of the Federal Aviation Administration’s William J. Hughes Technical Center in Egg Harbor Township. At full build out, the Research Park consists of seven buildings encompassing 400,000 square feet of research and development facilities. During 2014, the Stockton Aviation Research and Technology Park was selected by the FAA as one of the National test sites for future government use of commercial drones.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of March 31, 2015, we had $17.4 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.3% of total loans. Of these loans, less than $3.4 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014

Total assets of the Company increased $5.0 million to $1,029.8 million at March 31, 2015 from $1,024.8 million at December 31, 2014. Loans receivable, net, decreased $3.7 million, investment and mortgage-backed securities increased $3.5 million and cash and cash equivalents increased by $6.2 million. Asset growth was funded by an increase in deposits of $5.8 million while borrowings were unchanged.

Investments

Investments and mortgage-backed securities increased $3.5 million to $114.8 million at March 31, 2015 from $111.3 million at December 31, 2014. The increase was the result of investment purchases of $5.4 million and an increase in the available for sale valuation of $633 thousand million offset by repayments, calls and maturities of $2.5 million.

Loans

Loans receivable, net, decreased $3.7 million, or 0.5%, to $770.3 million at March 31, 2015 from $774.0 million at December 31, 2014. Loan originations and other advances totaled $31.9 million for the three months ended March 31, 2015 compared to $37.4 million originated in the three months ended March 31, 2014. Real estate mortgage loan originations totaled $17.1 million, real estate and commercial construction loan originations totaled $5.8 million, consumer loan originations totaled $3.4 million and commercial loan originations totaled $5.5 million for the first quarter of 2015. Origination activity was offset by $35.6 million of normal loan payments and payoffs, compared to payments and payoffs of $24.6 million in the same period of the prior year.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2015.

	March 31, 2015	December 31, 2014	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to four-family residential	$584,758	$587,399	$(2,641)	(0.4)
Commercial and multi-family	88,863	89,778	(915)	(1.0)
Total real estate – mortgage	673,621	677,177	(3,556)	(0.5)

Real estate – construction:
Residential	17,390	16,030	1,360	8.5
Commercial	3,140	4,141	(1,001)	(24.2)
Total real estate – construction	20,530	20,171	359	1.8

Commercial	22,054	22,277	(223)	(1.0)

Consumer
Home equity	53,539	54,279	(740)	(1.4)
Other consumer loans	364	377	(13)	(3.4)
Total consumer loans	53,903	54,656	(753)	(1.4)

Total loans	770,108	774,281	(4,173)	(0.5)
Net deferred loan cost	3,537	3,496	41	1.2
Allowance for loan losses	(3,384)	(3,760)	376	(10.0)
Net total loans	$770,261	$774,017	(3,756)	(0.5)

Non-Performing Assets

Non-performing assets totaled $7.0 million, or 0.68% of total assets, at March 31, 2015 compared to $6.9 million or 0.68% of total assets at December 31, 2014 and $4.9 million, or 0.47% of total assets, at March 31, 2014. The increase from December 31, 2014 was the result of an increase in TDR non-accrual loans of $423 thousand offset by decreases in non-performing loans of $273 thousand and real estate owned of $42 thousand. Non-performing assets consisted of eighteen residential mortgages totaling $3.4 million, four commercial mortgage totaling $1.4 million, one real estate construction loan totaling $143 thousand, five consumer equity loans totaling $350 thousand, seven TDR non-accrual loans totaling $1.1 million and five real estate owned properties totaling $608 thousand. Real estate owned decreased by one property while the total balance decreased $42 thousand at March 31, 2015 to $608 thousand from $650 thousand at December 31, 2014.

The allowance for loan losses decreased $376 thousand to $3.4 million, or 0.44% of total net loans, from $3.8 million at December 31, 2014, or 0.49% of total net loans. The decrease in the allowance for loan losses resulted from net charge-offs of $529 thousand offset by an additional to the allowance of $153 thousand. Net charge-offs totaled $529 thousand in 2015 compared to $73 thousand for the same period in 2014. The allowance was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in March 2015 from December 2014. At March 31, 2015, the specific allowance on loans individually evaluated for impairment was $781 thousand and pooled allowance on the remainder of the loan portfolio was $2.6 million as compared to specific allowance on loans individually evaluated for impairment of $1.0 million and pooled allowance on the reminder of the loan portfolio of $2.8 million at December 31, 2014.

	Three months Ended March 31,
	2015	2014
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,760	$4,199
Provision for loan losses	153	88

Recoveries	–	1
Charge-offs	(529)	(74)
Net (charge-offs) recoveries	(529)	(73)

Allowance at end of period	$3,384	$4,214
Allowance for loan losses as a percent of total loans	0.44%	0.56%
Allowance for loan losses as a percent of non-performing loans	52.7%	93.3%

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$3,425	$3,626
Real estate – mortgage loans	1,384	803
Real estate – commercial and multi-family	143	143
Commercial	–	501
Consumer	350	502
Total	5,302	5,575
Troubled debt restructurings – nonaccrual	1,117	694
Total nonaccrual loans	6,419	6,269
Real estate owned	608	650
Total non-performing assets	$7,027	$6,919

Total non-performing loans to total loans	0.83%	0.81%
Total non-performing loans to total assets	0.62%	0.61%
Total non-performing assets to total assets	0.68%	0.68%

Deposits

Deposits increased by $5.8 million, or 0.7%, to $792.9 million at March 31, 2015 from $787.1 million at December 31, 2014. Non-interest bearing demand deposits increased $88.3 million, interest bearing checking decreased $84.9 million, savings accounts increased by $2.0 million and certificates of deposit increased by $355 thousand. A repricing of interest bearing demand deposits to non-interest bearing demand deposits led to the change of category of those deposits. The Company continued its focus on attracting core deposits, which increased $5.5 million to $613.8 million.

The following table summarizes changes in deposits in the three months ended March 31, 2015.

	March 31,	December 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$186,760	$98,417	$88,343	89.8
Interest-bearing demand deposits	256,290	341,206	(84,916)	(24.9)
Savings accounts	170,718	168,686	2,032	1.2
Time deposits	179,123	178,770	353	0.2
Total	$792,891	$787,079	5,812	0.7

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at March 31, 2015 from December 31, 2014. Other borrowings were unchanged at $7.2 million at March 31, 2015 from December 31, 2014.

Stockholders’ Equity

Stockholders’ equity decreased $168 thousand to $105.7 million at March 31, 2015, primarily as a result of $1.7 million of net income, proceeds from exercises of stock options of $371 thousand, an increase in other comprehensive income of $392 thousand and increases in contra benefit plans of $112 thousand offset by dividends paid of $385 thousand and share repurchases of $2.5 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Net income was $1.7 million for the three months ended March 31, 2015 as compared to $1.6 million for the three months ended March 31, 2014. The increase of $126 thousand, or 7.9%, in 2015 from 2014 was due primarily to increases in net interest income and other income and decreases in operating expenses and income tax expense offset by an increase in provision for loan losses.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)

Net income	$1,713	$1,587
Basic earnings per share	$0.29	$0.25
Diluted earnings per share	$0.28	$0.24
Return on average assets (annualized)	0.66%	0.62%
Return on average equity (annualized)	6.43%	5.95%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,172	$8,183	$(11)	(0.1)
Investment securities	615	688	(73)	(10.6)
Total interest income	8,787	8,871	(84)	(0.9)

INTEREST EXPENSE:
Deposits	613	644	(31)	(4.8)
Borrowings	1,082	1,267	(185)	(14.6)
Total interest expense	1,695	1,911	(216)	(11.3)
Net interest income	$7,092	$6,960	$132	1.9

Net interest income increased by $132 thousand, or 1.9%, for the quarter ended March 31, 2015. The interest rate spread and net interest margin of the Company were 3.04% and 3.19% respectively, for the three months ended March 31, 2015, compared to 3.11% and 3.17% for the same period in 2014. The increase in the net interest margin of 2 basis point resulted from an increase in the average balance of interest-earning assets of $11.0 million, a decrease in the average balance of interest-bearing liabilities of $79.1 million and a decrease in the cost of interest-bearing liabilities of 2 basis points offset by a decrease in the yield on interest-earning assets of 9 basis points.

Interest income decreased by $84 thousand, or 0.9%, for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. The decrease in interest income resulted from a decrease in the average balance of investments of $12.8 million and lower yields on loans of 14 basis points and investments of 1 basis point offset by an increase in the average balance of loans of $23.7 million. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $216 thousand, or 11.3%, for the quarter ended March 31, 2015 over the same period in 2014. The decrease in interest expense resulted from decreases in the average balance of interest-bearing deposits of $76.1 million, borrowings of $3.1 million and rates paid on FHLB advances of 44 basis points offset by an increase in the cost of deposits of 3 basis points. The decrease in the average balance of interest-bearing deposits resulted primarily from a change in terms to not pay interest on a segment of interest bearing demand deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

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

Average Balance Tables
	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$773,955	$8,172	4.22%	$750,205	$8,183	4.36%
Investment securities	114,032	615	2.16%	126,813	688	2.17%
Total interest-earning assets	887,987	8,787	3.96%	877,018	8,871	4.05%
Noninterest-earning assets	150,433			152,687
Total assets	$1,038,420			$1,029,705

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$272,583	$118	0.17%	$336,875	$126	0.15%
Savings accounts	168,857	84	0.20%	169,970	84	0.20%
Certificates of deposit	178,493	411	0.92%	189,139	434	0.92%
Total interest-bearing deposits	619,933	613	0.40%	695,984	644	0.37%

FHLB advances	110,000	925	3.36%	110,000	1,044	3.80%
Subordinated debt	7,217	157	8.67%	10,309	223	8.67%
Total borrowings	117,217	1,082	3.69%	120,309	1,267	4.21%
Total interest-bearing liabilities	737,150	1,695	0.92%	816,293	1,911	0.94%
Noninterest-bearing demand accounts	182,659			95,452
Other liabilities	12,014			11,214
Total liabilities	931,823			925,959

Stockholders’ equity	106,597			106,746
Total liabilities and stockholders’ equity	$1,038,420			$1,029,705

Net interest income		$7,092			$6,960
Interest rate spread			3.04%			3.11%
Net interest margin			3.19%			3.17%
Average interest-earning assets to average interest-bearing liabilities	120.46%			107.44%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $153 thousand in the three months ended March 31, 2015 compared to $88 thousand in the three months ended March 31, 2014. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2015 and 2014 and the changes between the periods.

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$507	$447	13.4
Cash surrender value of life insurance	154	156	(1.3)
Other	388	403	(3.7)
Total other income	$1,049	$1,006	4.3

Other income increased $43 thousand, or 4.3%, to $1.0 million for the three-month period ended March 31, 2015 from the same period in 2014. The increase in service charges income of $60 thousand resulted from higher service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $2 thousand resulted from slightly lower yields on earned on the insurance. Other income decreased $15 thousand primarily from decreases in fees earned on loans.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2015 and 2014 and the changes between periods.

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,299	$3,247	1.6
Occupancy and equipment	1,249	1,287	(3.0)
Federal insurance premiums	138	137	0.7
Advertising	106	89	19.1
Professional services	278	265	4.9
Real estate owned expense	(66)	13	N/M
Other operating expense	438	408	7.4
Total other expense	$5,442	$5,446	(0.1)

N/M – not measurable

Other expenses decreased $4 thousand, or 0.1%, to $5.4 million for the three-month period ended March 31, 2015 from the same period in 2014. Decreases in REO expense of $79 thousand and occupancy and equipment of $38 thousand were offset by increases in salary and benefits, FDIC insurance, advertising, professional services and other expenses of $113 thousand for the first quarter of 2015. The decrease in REO expense resulted from gains on sale of two properties totaling $81 thousand.

Income Taxes

Income taxes decreased $12 thousand to $833 thousand for an effective tax rate of 32.7% for the three months ended March 31, 2015, compared to $845 thousand for an effective tax rate of 34.7% from the same period in 2014. The decrease in the effective rate was primarily based upon a change in the mix of assets with a tax preference offset by higher net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $86.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $24.1 million at March 31, 2015. In addition, at March 31, 2015, we had the ability to borrow a total of approximately $319.5 million from the Federal Home Loan Bank of New York.

At March 31, 2015, we had $69.3 million in loan commitments outstanding, which included $23.5 million in undisbursed loans, $29.5 million in unused home equity lines of credit and $16.3 million in commercial lines and letters of credit. Certificates of deposit due within one year of March 31, 2015 totaled $129.7 million, or 72.4% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2015, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $100.6 million, or 9.77% of total adjusted assets, which is above the required level of $41.2 million or 4.0%; common equity Tier 1 risk-based capital of $100.6 million, or 19.13% of total risk-weighted assets which is above the required level of $23.7 million or 4.5%; Tier 1 risk-based capital of $100.6 million, or 19.13% of risk-weighted assets which is above the required level of $31.6 million or 6.0% and total risk-based capital of $103.2 million, or 19.63% of risk-weighted assets, which is above the required level of $42.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At March 31, 2015, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.50% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 19.23% of risk-weighted assets; Tier 1 risk-based capital ratio of 20.59% of risk-weighted assets and total risk-based capital ratio 21.08% of risk-weighted assets.

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at December 31, 2014 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

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

For the three months ended March 31, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended March 31, 2015:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2015 through January 31, 2015	35,900	$14.31	35,900	69,800

Month #2 February 1, 2015 through February 28, 2015	69,800	$14.36	69,800	—

Month #3 March 1, 2015 through March 31, 2015	64,400	$14.59	64,400	65,600

Total	170,100	$14.44	170,100

(1)	On November 19, 2014, the Company’s Board of Directors approved the repurchase of up to 130,000 shares of the Company’s common stock. This repurchase plan was completed during the quarter ended March 31, 2015 at a cost of $14.34 per share. On March 3, 2015 the Company’s Board of Directors approved the repurchase of up to 130,000 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Change in Control Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Donald Morgenweck (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(1)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 13, 2015, SEC File No. 000-53856.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 7, 2015	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 7, 2015	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

