Form 10-Q
period 2015-06-30
Ocean Shore Holding Co.
filed 2015-08-07
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

At August 1, 2015, the registrant had 6,401,260 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$8,525	$9,023
Interest-earning bank balances	55,328	71,284

Cash and cash equivalents	63,853	80,307

Investment securities held to maturity (estimated fair value—$1,028 at June 30, 2015; $1,278 at December 31, 2014)	965	1,201
Investment securities available for sale (amortized cost—$116,467 at June 30, 2015; $112,205 at December 31, 2014)	114,599	110,116
Loans—net of allowance for loan losses of $3,392 at June 30, 2015 and $3,760 at December 31, 2014	780,789	774,017
Accrued interest receivable:
Loans	2,407	2,304
Investment securities	30	33
Federal Home Loan Bank stock—at cost	6,089	6,039
Office properties and equipment—net	12,632	12,870
Prepaid expenses and other assets	2,244	3,161
Real estate owned	1,193	650
Cash surrender value of life insurance	24,138	23,828
Net deferred tax asset	4,973	5,062
Goodwill	4,630	4,630
Other intangible assets	489	536
TOTAL ASSETS	$1,019,031	$1,024,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$191,596	$98,417
Interest bearing deposits	588,263	688,661
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	7,217	7,217
Advances from borrowers for taxes and insurance	4,547	4,026
Accrued interest payable	876	879
Other liabilities	9,648	9,743

Total liabilities	912,147	918,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; _6,257,899 shares outstanding at June 30, 2015; 6,393,344 shares outstanding at December 31, 2014	73	73
Additional paid-in capital	66,242	66,059
Retained earnings - partially restricted	59,748	57,055
Treasury stock—at cost:1,049,691 shares at June 30, 2014; 914,246 shares at December 31, 2014	(14,702)	(12,678)
Common stock acquired by employee benefits plans	(2,468)	(2,639)
Deferred compensation plans trust	(702)	(608)
Accumulated other comprehensive loss	(1,307)	(1,451)

Total stockholders’ equity	106,884	105,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,031	$1,024,754

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,177	$8,141	$16,349	$16,325
Taxable interest on mortgage-backed securities	337	347	695	700
Non-taxable interest on municipal securities	1	1	2	4
Taxable interest and dividends on other investment securities	249	304	505	636

Total interest and dividend income	8,764	8,793	17,551	17,665

INTEREST EXPENSE:
Interest on deposits	617	629	1,230	1,273
Interest on borrowings	1,091	1,279	2,173	2,546

Total interest expense	1,708	1,908	3,403	3,819

NET INTEREST INCOME	7,056	6,885	14,148	13,846

PROVISION FOR LOAN LOSSES	178	50	331	138

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,878	6,835	13,817	13,708

OTHER INCOME:
Service charges	503	444	1,011	891
Cash surrender value of life insurance	156	158	310	314
Other	474	484	861	887

Total other income	1,133	1,086	2,182	2,092

OTHER EXPENSE:
Salaries and employee benefits	3,168	3,144	6,467	6,390
Occupancy and equipment	1,248	1,275	2,497	2,562
Federal insurance premiums	141	133	279	270
Advertising	121	99	226	188
Professional services	270	284	548	549
Real estate owned expense	21	79	(46)	92
Charitable contributions	38	38	75	75
Other operating expenses	366	478	768	850

Total other expenses	5,373	5,530	10,814	10,976

INCOME BEFORE INCOME TAXES	2,638	2,391	5,185	4,824

INCOME TAX EXPENSE	899	859	1,733	1,705

NET INCOME	$1,739	$1,532	$3,452	$3,119
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	(254)	632	133	1,223
Unrealized gain (loss) on post retirement life benefit	6	1	11	1

COMPREHENSIVE INCOME	$1,491	$2,165	$3,596	$4,343

Earnings per share, basic:	$0.29	$0.24	$0.58	$0.49
Earnings per share, diluted:	$0.29	$0.24	$0.57	$0.48

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,452	$3,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	559
Provision for loan losses	331	138
Stock based compensation expense	506	500
Cash surrender value of life insurance	(310)	(314)
Loss on disposal of office property and equipment	1	─
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(100)	30
Prepaid expenses and other assets	917	150
Accrued interest payable	(3)	─
Other liabilities	(83)	713
Net cash provided by operating activities	5,211	4,895
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	5,756	4,833
Investment securities held to maturity	142	89
Loans originated, net of repayments	(7,988)	(24,927)
Purchases of:
Life insurance contracts	─	─
Loans	─	─
Investment securities held to maturity	(402)	(494)
Investment securities available for sale	(10,111)	─
Federal Home Loan Bank stock	(50)	─
Office properties and equipment	(206)	(445)
Proceeds from sale/ maturities/ calls of:
Federal Home Loan Bank stock	─	(83)
Investment securities held to maturity	494	2,328
Investment securities available for sale	─	4,000
Real estate owned	428	239
Net cash used in investing activities	(11,937)	(14,460)
FINANCING ACTIVITIES:
Increase / decrease in deposits	(7,219)	(9,832)
Dividends paid	(759)	(817)
Exercise of incentive stock options	1,046	35
Purchase of treasury stock	(3,223)	(2,050)
Purchase of shares by deferred compensation plans trust	(94)	(17)
Increase in advances from borrowers for taxes and insurance	521	366
Net cash (used in ) provided by financing activities	(9,728)	(12,315)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,454)	(21,880)
CASH AND CASH EQUIVALENTS—Beginning of period	80,307	87,619
CASH AND CASH EQUIVALENTS—End of period	$63,853	$65,739
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$3,361	$3,803
Income Taxes	$2,880	$1,204
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$972	$81

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014. The results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendment is effective for the Company for the first reporting period ending after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which created Accounting Standard Codification (“ASC”) ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the first reporting period ending after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU 2014-09 which is the first reporting period ending after December 15, 2016. The adoption of the amended guidance is currently being evaluated by the Company.

In June 2014, the FASB issued ASU 2014-11, an amendment to ASC 860 “Transfers and Servicing.” This ASU requires accounting changes for repurchase to maturity and repurchase financing transactions, respectively, which will be accounted for as a secured borrowing agreement on a prospective basis. The ASU also adds additional disclosure requirements related to these transactions. The amendment is effective for the Company for the first reporting period ending after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, an amendment to ASC 718 “Compensation-Stock Compensation.” This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting, should continue to be used to account for such awards. The amendment is effective for the Company for the first reporting period ending after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, an amendment to ASC 310-40 “Receivables - Troubled Debt Restructurings by Creditors.” This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment is effective for the Company for the first reporting period ending after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015 with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company can be either on a prospective or retrospective basis. The Company plans to apply this amendment effective for reporting periods beginning after December 15, 2015 and will apply it prospectively as the Company has not reported any extraordinary items in the three prior fiscal years. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company may be on a retrospective or modified retrospective basis. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a deduction from the recognized debt liability, and eliminates prior guidance which required that debt issuance costs be recorded as a deferred charge. This amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Adoption of the amendment by the Company must be on a retrospective basis. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)(a consensus of the Emerging Issues Task Force). This ASU removes the requirement to categorize investments fair valued using the net asset value per share practical expedient within the fair value hierarchy. It also modifies disclosure requirements to include only investments for which the entity elects to use the practical expedient rather than the prior guidance which required disclosures for all investments eligible to use the practical expedient. This amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

2.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities – Municipal	$402	$—	$—	$402
U.S. Treasury and government sponsored entity mortgage-backed securities	563	63	—	626
Totals	$965	$63	$—	$1,028

Available for Sale
Debt securities:
Corporate	$9,628	$70	$(758)	$8,940
U.S. Treasury and federal agencies	21,225	–	(286)	20,939
Equity securities	3	28	—	31
U.S. treasury and government sponsored entity mortgage-backed securities	85,611	325	(1,247)	84,689
Totals	$116,467	$423	$(2,291)	$114,599

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$—	$—	$494
U.S. Treasury and government sponsored entity mortgage-backed securities	707	77	—	784
Totals	$1,201	$77	$—	$1,278

Available for Sale
Debt securities:
Corporate	$9,596	$99	$(856)	$8,839
U.S. Treasury and federal agencies	21,223	6	(238)	20,991
Equity securities	3	25	—	28
U.S. Treasury and government sponsored entity mortgage-backed securities	81,383	278	(1,403)	80,258
Totals	$112,205	$408	$(2,497)	$110,116

As of June 30, 2015 and December 31, 2014, the Company had investment securities available for sale with an estimated fair value of $109.6 million and $105.1 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$–	$–	$2,926	$(758)	$2,926	$(758)
U.S. Treasury	11,191	(112)	9,715	(174)	20,906	(286)
U.S. treasury and government sponsored entity mortgage-backed securities	9,963	(69)	57,088	(1,178)	67,051	(1,247)
Equity securities	—	—	—	—	—	—
Totals	$21,154	$(181)	$69,729	$(2,110)	$90,883	$(2,291)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,826	$(856)	$2,826	$(856)
U.S. Treasury	4,990	(5)	9,767	(233)	14,757	(238)
US treasury and government sponsored entity mortgage-backed securities	10,133	(17)	66,020	(1,386)	76,153	(1,403)
Equity securities	—	—	—	—	—	—
Totals	$15,123	$(22)	$78,613	$(2,475)	$93,736	$(2,497)

Management has reviewed its investment securities as of June 30, 2015 and has determined that all declines in fair value below amortized cost are temporary.

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

At June 30, 2015, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 20.6% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of June 30, 2015, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2015 the Company had fifteen agency and agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 2.0% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of June 30, 2015, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$402	$402	$3,978	$4,015
Due after 1 year through 5 years	–	–	1,999	2,032
Due after 5 years through 10 years	–	–	11,191	11,080
Due after 10 years	–	–	13,684	12,752
Total	$402	$402	$30,852	$29,879

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated as borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $31 thousand as of June 30, 2015. Mortgage-backed securities had a cost of $85.6 million and a fair value of $84.7 million as of June 30, 2015.

3.	LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$593,633	$587,399
Commercial and multi-family	88,324	89,778
Total real estate-mortgage	681,957	677,177
Real estate - construction:
Residential	18,426	16,030
Commercial	3,933	4,141
Total real estate - construction	22,359	20,171
Commercial	22,740	22,277
Consumer:
Home equity	53,137	54,279
Other consumer loans	346	377
Total consumer loans	53,483	54,656
Total loans	780,539	774,281
Net deferred loan cost	3,642	3,496
Allowance for loan losses	(3,392)	(3,760)
Net total loans	$780,789	$774,017

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Six months Ended June 30,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$3,760	$4,199
Provision for loan loss	331	138
Charge-offs	(699)	(346)
Recoveries	–	76
Balance, end of period	$3,392	$4,067

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

Non-performing assets segregated by class of loans are as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,678	$3,626
Commercial and multi-family	1,580	803
Real estate – construction	143	143
Commercial	–	501
Consumer	489	502
Non-accrual loans	4,890	5,575
Troubled debt restructuring, non-accrual	1,496	694
Total non-performing loans	6,386	6,269
Real estate owned	1,193	650
Total non-performing assets	$7,579	$6,919

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the six month periods ended June 30, 2015 and 2014:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(2,856)	—	—	(2,856)
Charge-offs, net	(62)	62	—	—
Amortization of loan premium	—	—	(58)	(58)
Balance at June 30, 2015	$41,298	$(2,478)	$484	$39,304

Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(2,848)	—	—	(2,848)
Charge-offs, net	(367)	367	—	—
Amortization of loan premium	—	—	(102)	(102)
Balance at June 30, 2014	$47,622	$(2,732)	$644	$45,534

An age analysis of past due loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
June 30, 2015
Real estate
1-4 family residential	$1,374	$—	$3,307	$4,681	$588,952	$593,633
Commercial and multi-family	110	—	1,580	1,690	86,634	88,324
Construction	—	—	143	143	22,216	22,359
Commercial	—	—	—	—	22,740	22,740
Consumer	—	120	559	679	52,804	53,483
Total	$1,484	$120	$5,589	$7,193	$773,346	$780,539

December 31, 2014
Real estate
1-4 family residential	$2,323	$—	$4,255	$6,578	$580,821	$587,399
Commercial and multi-family	831	—	803	1,634	88,144	89,778
Construction	—	—	143	143	20,028	20,171
Commercial	—	—	501	501	21,776	22,277
Consumer	485	5	567	1,057	53,599	54,656
Total	$3,639	$5	$6,269	$9,913	$764,368	$774,281

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
June 30, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$8,290	$8,539	$—	$237
Commercial and Multi-Family	1,545	1,545	—	257
Construction	143	143	—	143
Commercial	—	—	—	—
Consumer	990	990	—	58
With an allowance recorded
Real Estate
1-4 Family Residential	1,567	1,884	623	98
Commercial and Multi-Family	285	310	23	285
Construction	—	—	—	—
Commercial	190	190	4	190
Consumer	70	181	34	35
Total
Real Estate
1-4 Family Residential	$9,857	$10,423	$623	$193
Commercial and Multi-Family	1,830	1,855	23	261
Construction	143	143	—	144
Commercial	190	190	4	190
Consumer	1,060	1,171	34	56

December 31, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$4,585	$4,622	$—	$139
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	—	—	—	—
Consumer	970	970	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	5,787	6,138	721	340
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	702	702	254	351
Total	181	181	55	90
Real Estate
1-4 Family Residential	$10,372	$10,760	$721	$207
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	702	702	254	351
Consumer	1,151	1,151	55	61

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of June 30, 2015, the Company entered into eighteen TDR agreements with a total carrying value of $4.5 million, of which nine were not performing totaling $1.5 million. These loans had a specific reserve of $557 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of June 30, 2015 and December 31, 2014, respectively.

	As of June 30, 2015			As of December 31, 2014
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
		(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	10	$3,747	$3,747	8	$3,335	$3,335
Commercial Mortgage	2	250	250	–	–	–
Consumer	5	269	269	4	287	287
Commercial	1	190	190	1	201	201
Total	18	$4,456	$4,456	13	$3,823	$3,823

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

The following table presents classified loans by class of loans as of June 30, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014
	(Dollars in thousands)
Grade:
Special Mention	$3,621	$3,948	$555	$572	$—	$—	$12	$444	$807	$915
Substandard	7,475	9,370	4,156	4,010	143	143	480	659	1,122	1,189
Doubtful and Loss	—	—	—	—	—	—	—	—	—	14
Total	$11,096	$13,318	$4,711	$4,582	$143	$143	$492	$1,103	$1,929	$2,118

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014
	(Dollars in thousands
Performing	$589,779	$583,773	$86,494	$88,975	$22,216	$20,028	$22,740	$21,776	$52,924	$54,154
Non-Performing(1)	3,854	3,626	1,830	803	143	143	—	501	559	502
Total	$593,633	$587,399	$88,324	$89,778	$22,359	$20,171	$22,740	$22,277	$53,483	$54,656

(1)	6/30/2015 data includes non-performing TDR loans

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended June 30, 2015 and December 31, 2014. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

		Real Estate
		1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
		(Dollars in thousands)
June 30, 2015
Allowance for credit losses:
Beginning Balance		$2,318	$625	$33	$380	$404	$3,760
Charge-offs		(221)	(24)	—	(306)	(148)	(699)
Recoveries		—	—	—	—	—	—
Provision for loan losses		117	(299)	1	276	236	331
Ending balance		$2,214	$302	$34	$350	$492	$3,392
Ending balance: individually evaluated for impairment		$623	$23	$—	$4	$34	$684
Ending balance: collectively evaluated for impairment		$1,591	$279	$34	$346	$458	$2,708
Loan Receivables:
Ending balance		$593,633	$88,324	$22,359	$22,740	$53,483	$780,539
Ending balance: individually evaluated for impairment		$9,857	$1,830	$143	$190	$1,060	$13,080
Ending balance: collectively evaluated for impairment	10	$583,776	$86,494	$22,216	$22,550	$52,423	$767,459

December 31, 2014
Allowance for credit losses:
Beginning Balance		$2,981	$551	$85	$230	$352	$4,199
Charge-offs		(538)	—	—	—	(439)	(977)
Recoveries		1	—	—	75	—	76
Provision for loan losses		(126)	74	(52)	75	491	462
Ending balance		$2,318	$625	$33	$380	$404	$3,760
Ending balance: individually evaluated for impairment		$721	$—	$—	$254	$55	$1,030
Ending balance: collectively evaluated for impairment		$1,597	$625	$33	$126	$349	$2,730
Loan Receivables:
Ending balance		$587,399	$89,778	$20,171	$22,277	$54,656	$774,281
Ending balance: individually evaluated for impairment		$10,372	$1,324	$143	$702	$1,151	$13,692
Ending balance: collectively evaluated for impairment		$577,027	$88,454	$20,028	$21,575	$53,505	$760,589

4.	DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$429,535	0.12%	$439,623	0.13%
Passbook savings and club accounts	172,183	0.20%	168,686	0.20%
Subtotal	601,718		608,309
Certificates with original maturities:
Within one year	35,675	0.29%	42,821	0.29%
One to three years	119,582	0.92%	113,927	0.92%
Three years and beyond	22,884	1.64%	22,021	1.73%
Total certificates	178,141		178,769
Total	$779,859		$787,078

The aggregate amount of certificate accounts in denominations of $100 thousand or more at June 30, 2015 and December 31, 2014 amounted to $64.5 million and $62.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at June 30, 2015 and December 31, 2014 amounted to $159.5 million and $181.0 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,739	$1,532	$3,452	$3,119
Denominators:
Basic average shares outstanding	5,920,475	6,361,499	5,952,732	6,386,799
Effect of dilutive common stock equivalents	115,532	133,538	110,134	120,699
Diluted average shares outstanding	6,036,007	6,495,037	6,062,866	6,507,498

Earnings per share:
Basic	$0.29	$0.24	$0.58	$0.49
Diluted	$0.29	$0.24	$0.57	$0.48

At June 30, 2015 and 2014, there were 469,360 and 597,705 outstanding anti-dilutive options, respectively, and 53,960 and 82,300 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2015 and 2014 and changes during the three months ended June 30, 2015 and 2014 are presented below:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	674,391	$12.15	680,200	$12.14
Granted	—	—	—	—
Exercised	119,511	13.04	3,071	11.27
Forfeited	1,000	10.21	—	—
Outstanding at the end of the period	553,880	$11.96	677,129	$12.15
Exercisable at the end of the period	425,537	$11.85	472,223	$12.24
Stock options vested or expected to vest (1)	382,983	$11.85	425,001	$12.24

(1)	Includes vested shares and non-vested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2015:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	161,982	$13.19	0.1 years
November 21, 2006	14,509	$14.78	1.4 years
November 20, 2007	17,282	$11.32	2.4 years
August 18, 2010	214,179	$10.21	5.1 years
March 15, 2011	13,600	$12.06	5.7 years
August 17, 2011	49,138	$11.53	6.1 years
November 19, 2012	17,100	$13.10	7.4 years
November 19, 2013	66,090	$14.14	8.4 years
Total	553,880		4.0 years

The compensation expense recognized for the three and six months ended June 30, 2015 was $46 thousand and $92 thousand, respectively, as compared to $46 thousand and $92 thousand for the three and six months ended June 30, 2014, respectively.

At June 30, 2015, there was $336 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

Summary of Non-vested Stock Award Activity:

	Six Months ended June 30, 2015		Six Months ended June 30, 2014
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	54,950	$10.74	83,290	$10.99
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at June 30, 2014	53,960	$12.73	82,300	$12.29

The compensation expense recognized for the three and six months ended June 30, 2015 was $81 thousand and $162 thousand, respectively, as compared to $81 thousand and $162 thousand for the three and six months ended June 30, 2014.

As of June 30, 2015, there was $428 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

7.	INCOME TAXES

Income tax expense was $1.7 million for an effective tax rate of 33.4% for the six months ended June 30, 2015 compared to $1.7 million for an effective tax rate of 35.3% for the same period in 2014.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2015 and December 31, 2014, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2015, the tax years ended December 31, 2011 through 2014 were subject to examination by the Internal Revenue Service, while the tax year ended December 31, 2014 was subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the second quarter of 2015, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 22, 2015 to stockholders of record as of the close of business on May 1, 2015.

On March 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 130,000 shares of the Company’s outstanding common stock, or approximately 2% of outstanding shares. At June 30, 2015, 16,400 shares remain to be purchased under this program.

The Company repurchased a total of 49,200 shares at a weighted average cost of $14.91 per share during the three months ended June 30, 2015.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2015 and 2014. A summary of the changes in components of Accumulated Other Comprehensive Income for the six months ended June 30, 2015 and 2014 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	222	11	233
Tax benefit	(89)	─	(89)
Ending balance – 06/30/2015	$(1,149)	$(158)	$(1,307)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	2,035	1	2,036
Tax benefit	(812)	─	(812)
Ending balance – 06/30/2014	$(1,434)	$(9)	$(1,443)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Category Used for Fair Value Measurement
June 30, 2015	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$84,689	$—
U.S. Treasury and federal agencies	—	20,939	—
State and municipal obligations	—	—	—
Corporate securities	—	8,940	—
Equity securities	31	—	—
Totals	$31	$114,568	$—

	Category Used for Fair Value Measurement
December 31, 2014	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$80,258	$—
U.S. Treasury and federal agencies		20,991	—
State and municipal obligations	—	—	—
Corporate securities	—	8,839	—
Equity securities	28	—	—
Totals	$28	$110,088	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Six Month Period Ended	Total	Level 1	Level 2	Level 3	Total (Losses) Gains
	(Dollars in thousands)
June 30, 2015
Assets:
Impaired loans	$3,854	$-	$1,756	$2,098	$(39)
Real estate owned	780	-	780	-	(365)

June 30, 2014
Assets:
Impaired loans	$5,733	$-	$3,581	$2,152	$(596)
Real estate owned	81	-	81	-	(36)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At June 30, 2015, total loans remeasured at fair value were $4.0 million. Such loans were carried at the value of $4.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $39 thousand. At June 30, 2014, total loans remeasured at fair value were $5.7 million. Such loans were carried at the value of $6.3 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $596 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the six months ended June 30, 2015 was $972 thousand, of which $192 thousand was sold. These properties were carried at a value of $1.1 million immediately prior to remeasurement, resulting in recognition of impairment through earnings of $365 thousand. Total real estate owned remeasured at fair value for the six months ended June 30, 2014 was $81 thousand. These properties were carried at a value of $117 thousand immediately prior to remeasurement, resulting in $36 thousand of impairment through earnings.

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

		Category Used For Fair Value
June 30, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$63,853	$63,853	$—	$—
Investment securities:
Held to maturity	965	—	1,028	—
Available for sale	114,599	31	114,568	—
Loans receivable, net	780,789	—	790,149	—
Federal Home Loan Bank stock	6,089	—	6,089	—

Liabilities:
NOW and other demand deposit accounts	429,535	—	441,100	—
Passbook savings and club accounts	172,183	—	179,254	—
Certificates	178,141	—	178,572	—
Advances from Federal Home Loan Bank	110,000	—	117,492	—
Junior subordinated debenture	7,217	—	6,928	—

		Category Used For Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$80,307	$80,307	$—	$—
Investment securities:
Held to maturity	1,201	—	1,278	—
Available for sale	110,116	28	110,088	—
Loans receivable, net	774,017	—	791,095	—
Federal Home Loan Bank stock	6,039	—	6,039	—

Liabilities:
NOW and other demand deposit accounts	439,623	—	458,328	—
Passbook savings and club accounts	168,686	—	168,893	—
Certificates	178,769	—	179,224	—
Advances from Federal Home Loan Bank	110,000	—	118,777	—
Junior subordinated debenture	7,217	—	7,217	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2015. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2015 and December 31, 2014, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at June 30, 2015 as compared to $4.6 million at December 31, 2014. The Company is in the process of performing its goodwill impairment test as of August 1, 2015 and will complete this process during the third quarter of 2015. At June 30, 2015, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $488 thousand at June 30, 2015 as compared to $536 thousand at December 31, 2014. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2015			2014
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$609	$41	$650	$295	$203	$498
Transfers into Real Estate Owned	777	195	972	81	─	81
Sales of Real Estate Owned	(429)	─	(429)	(78)	(161)	(239)
Balance, June 30,	$957	$236	$1,193	$298	$42	$340

12.	SUBSEQUENT EVENTS

On July 27, 2015, the Company announced the redemption of the remaining $7 million liquidation value of its 8.67% Capital Securities (the “Capital Securities”) issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The redemption date for the Capital Securities is August 26, 2015. The Company will pay a redemption premium of $91,070 to be recorded in the third quarter of 2015.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have been recently announced and are at the final stages of completion. Both a Bass Pro Shop and a $134 million convention center at Harrah’s Resort Atlantic City are expected to open in the fall of 2015. Additionally, The Pier Shops of Caesar were purchased by a Philadelphia developer and will receive a full renovation. Outside of Atlantic City, The Richard Stockton College of New Jersey recently announced its takeover of the FAA Next Gen Research Park. The Research Park will be located on the campus of the Federal Aviation Administration’s William J. Hughes Technical Center in Egg Harbor Township. At full build out, the Research Park consists of seven buildings encompassing 400,000 square feet of research and development facilities. During 2014, the Stockton Aviation Research and Technology Park was selected by the FAA as one of the National test sites for future government use of commercial drones.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of June 30, 2015, we had $17.1 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.2% of total loans. Of these loans, less than $3.7 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014

Total assets of the Company decreased $5.7 million, or 0.6%, to $1,019.0 million at June 30, 2015 from $1,024.8 million at December 31, 2014. Loans receivable, net, increased $6.8 million, investment and mortgage-backed securities increased $4.3 million and cash and cash equivalents decreased by $16.5 million. Deposits decreased $7.2 million while borrowings were unchanged at $117.2 million.

Investments

Investments and mortgage-backed securities increased $4.3 million to $115.6 million at June 30, 2015 from $111.3 million at December 31, 2014. The increase was the result of purchases of $10.5 million of mortgage-backed securities and municipal investments and an increase in value on available for sale securities of $201 thousand offset by normal repayments, calls and maturities of $6.4 million

Loans

Loans receivable, net, increased $6.8 million to $780.8 million at June 30, 2015 from $774.0 million at December 31, 2014. Loan originations totaled $79.4 million for the six months ended June 30, 2015 compared to $80.6 million originated in the six months ended June 30, 2013. Real estate mortgage loan originations totaled $48.1 million, real estate construction loan originations totaled $12.5 million, consumer loan originations totaled $8.5 million and commercial loan originations totaled $10.2 million for the first six months of 2015. Origination activity was offset by $72.6 million of normal loan payments and payoffs, compared to payments and payoffs of $56.1 million in the same period of the prior year. The increase in loans primarily resulted from steady volume of one-to-four family residential loans.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2015.

	June 30, 2015	December 31, 2014	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$593,633	$587,399	$6,234	1.1%
Commercial and multi-family	88,324	89,778	(1,454)	(1.6)
Total real estate – mortgage	681,957	677,177	4,780	0.7

Real estate – construction:
Residential	18,426	16,030	2,396	14.9
Commercial	3,933	4,141	(208)	(5.0)
Total real estate – construction	22,359	20,171	2,188	10.8

Commercial	22,740	22,277	463	2.1

Consumer
Home equity	53,137	54,279	(1,142)	(2.1)
Other consumer loans	346	377	(31)	(8.2)
Total consumer loans	53,483	54,656	(1,173)	(2.1)

Total loans	780,539	774,281	6,258	0.8
Net deferred loan cost	3,642	3,496	145	4.2
Allowance for loan losses	(3,392)	(3,760)	368	(9.8)
Net total loans	$780,789	$774,017	6,772	0.9

Non-Performing Assets

Non-performing assets totaled $7.6 million, or 0.74% of total assets, at June 30, 2015 compared to $6.9 million or 0.68% of total assets at December 31, 2014 and $7.3 million, or 0.73% of total assets, at June 30, 2014. The increase from December 31, 2014 was the result of increases in TDR non-accrual loans of $802 thousand, an increase in real estate owned of $543 thousand partially offset by a decrease in non-performing loans of $685 thousand. Non-performing assets consisted of seventeen residential mortgages totaling $2.7 million, five real estate commercial mortgage totaling $1.6 million, one real estate construction loan totaling $143 thousand, six consumer equity loans totaling $489 thousand, nine TDR non-accrual loans totaling $1.5 million and six real estate owned properties totaling $1.2 million. Real estate owned properties remained at six while the total balance increased $543 thousand at June 30, 2015 to $1.2 million from $650 thousand at December 31, 2014.

The allowance for loan losses decreased $368 thousand to $3.4 million, or 0.43% of total net loans, from $3.8 million at December 31, 2014, or 0.49% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $699 thousand offset by an addition to the allowance of $331 thousand. Net charge-offs totaled $699 thousand in 2015 compared to $270 thousand for the same period in 2014. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in June 2015 from December 2014. At June 30, 2015, the specific allowance on loans individually evaluated for impairment was $684 thousand and pooled allowance on the remainder of the loan portfolio was $2.7 million as compared to specific allowance on loans individually evaluated for impairment of $1.0 million and pooled allowance on the reminder of the loan portfolio of $2.7 million at December 31, 2014.

	Six months Ended June 30,
	2015	2014
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,760	$4,199
Provision for loan losses	331	138

Recoveries	–	76
Charge-offs	(699)	(346)
Net (charge-offs) recoveries	(699)	(270)
Allowance at end of period	$3,392	$4,067

Allowance for loan losses as a percent of total loans	0.43%	0.53%

Allowance for loan losses as a percent of non-performing loans	53.1%	58.0%

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$2,678	$3,626
Real estate – mortgage loans	1,580	803
Real estate – commercial and multi-family	143	143
Commercial	–	501
Consumer	489	502
Total	4,890	5,575
Troubled debt restructurings – nonaccrual	1,496	694
Total nonaccrual loans	6,386	6,269
Real estate owned	1,193	650
Total non-performing assets	$7,579	$6,919

Total non-performing loans to total loans	0.82%	0.81%
Total non-performing loans to total assets	0.63%	0.61%
Total non-performing assets to total assets	0.74%	0.68%

Deposits

Deposits decreased $7.2 million, or 0.9%, to $779.9 million at June 30, 2015 from $787.1 million at December 31, 2014. Interest bearing demand deposits decreased $103.2 million, non-interest bearing checking increased $93.2 million, savings accounts increased by $3.5 thousand and certificates of deposit decreased by $628 thousand. A repricing of interest bearing demand deposits to non-interest bearing demand deposits led to the change of category of those deposits. Municipal deposits decreased $21.5 million at June 30, 2015 compared to December 31, 2014 as a result of seasonal withdrawals. Core deposits represented 77.2% of total deposits at June 30, 2015.

The following table summarizes changes in deposits in the six months ended June 30, 2015.

	June 30,	December 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$191,596	$98,417	$93,179	94.7%
Interest-bearing demand deposits	237,939	341,206	(103,267)	(30.3)
Savings accounts	172,183	168,686	3,497	2.1
Time deposits	178,141	178,770	(629)	(0.4)
Total	$779,859	$787,079	$(7,220)	(0.9)

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at June 30, 2015 from December 31, 2014. Other borrowings were unchanged at $7.2 million at June 30, 2015 compared to December 31, 2014.

Stockholders’ Equity

Stockholders’ equity increased $1.1 million to $106.9 million at June 30, 2015, primarily as a result of $3.5 million of net income, proceeds from exercises of stock options of $1.0 million, increases in contra benefit plans of $240 thousand and an increase in other comprehensive income of $144 thousand offset by an increase in treasury stock of $2.0 million and dividends paid of $759 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Net income was $1.7 million for the three months ended June 30, 2015 as compared to $1.5 million for the three months ended June 30, 2014. The increase of $207 thousand, or 13.4%, in 2015 from 2014 was due primarily to an increase in net interest income, an increase in other income and a decrease in other expenses offset by an increase in provisions for loan losses and an increase in income taxes.

Net income was $3.5 million for the six months ended June 30, 2015 as compared to $3.1 million for the six months ended June 30, 2014. The increase of $333 thousand, or 10.7%, in 2015 from 2014 was due primarily to an increase in net interest income, an increase in other income and a decrease in other expenses offset by an increase in provisions for loan losses and an increase in income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income	$1,739	$1,532	$3,452	$3,119
Basic earnings per share	$0.29	$0.24	$0.58	$0.49
Diluted earnings per share	$0.29	$0.24	$0.57	$0.48
Return on average assets (annualized)	0.67%	0.60%	0.67%	0.61%
Return on average equity (annualized)	6.51%	5.71%	6.46%	5.82%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,178	$8,141	$37	0.4
Investment securities	586	652	(66)	(10.1)
Total interest income	8,764	8,793	(29)	(0.3)

INTEREST EXPENSE:
Deposits	616	629	(13)	(2.1)
Borrowings	1,092	1,279	(187)	(14.6)
Total interest expense	1,708	1,908	(200)	(10.5)
Net interest income	$7,056	$6,885	171	2.5

Net interest income increased by $171 thousand, or 2.5%, for the quarter ended June 30, 2015. The interest rate spread and net interest margin of the Company were 2.99% and 3.16% respectively, for the three months ended June 30, 2015, compared to 3.04% and 3.12% for the same period in 2014. The increase in the net interest margin of 4 basis points resulted from an increase in the average balance of interest-earning assets of $8.8 million, a decrease in the average balance of interest-bearing liabilities of $86.5 million offset by a decrease in the yield on interest-earning assets of 5 basis points.

Interest income decreased by $29 thousand, or 0.3%, for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. The decrease in interest income resulted from a decrease in the average balance of investments of $5.7 million and lower yields on loans of 6 basis points and investments of 12 basis point offset by an increase in the average balance of loans of $14.5 million. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $200 thousand, or 10.5%, for the quarter ended June 30, 2015 over the same period in 2014. The decrease in interest expense resulted from decreases in the average balance of interest-bearing deposits of $83.3 million, borrowings of $3.1 million and rates paid on FHLB advances of 44 basis points offset by an increase in the cost of deposits of 5 basis points. The decrease in the average balance of interest-bearing deposits resulted primarily from a change in terms to not pay interest on a segment of interest bearing demand deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

The following table summarizes changes in interest income and interest expense for the six month periods ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$16,349	$16,325	$24	0.1%
Investment securities	1,202	1,340	(138)	(10.3)
Total interest income	17,551	17,665	(114)	(0.6)

INTEREST EXPENSE:
Deposits	1,229	1,273	(44)	(3.4)
Borrowings	2,174	2,546	(372)	(14.6)
Total interest expense	3,403	3,819	(416)	(10.9)
Net interest income	$14,148	$13,846	302	2.2

Net interest income increased by $302 thousand, or 2.2%, for the six months ended June 30, 2015. The interest rate spread and net interest margin of the Company were 3.01% and 3.18% respectively, for the six months ended June 30, 2015, compared to 3.07% and 3.14% for the same period in 2014. The increase in the net interest margin of 4 basis points resulted from an increase in the average balance of interest-earning assets of $9.9 million, a decrease in the average balance of interest-bearing liabilities of $82.8 million offset by a decrease in the yield on interest-earning assets of 7 basis points.

Interest income decreased by $114 thousand, or 0.6%, for the six months ended June 30, 2015 compared to the quarter ended June 30, 2014. The decrease in interest income resulted from a decrease in the average balance of investments of $9.2 million and lower yields on loans of 10 basis points and investments of 7 basis point offset by an increase in the average balance of loans of $19.1 million. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $416 thousand, or 10.9%, for the six months ended June 30, 2015 over the same period in 2014. The decrease in interest expense resulted from decreases in the average balance of interest-bearing deposits of $79.7 million, borrowings of $3.1 million and rates paid on FHLB advances of 44 basis points offset by an increase in the cost of deposits of 3 basis points. The decrease in the average balance of interest-bearing deposits resulted primarily from a change in terms to not pay interest on a segment of interest bearing demand deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

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

Average Balance Tables
	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$776,880	$8,178	4.21%	$762,364	$8,141	4.27%
Investment securities	115,966	586	2.02%	121,709	652	2.14%
Total interest-earning assets	892,846	8,764	3.93%	884,073	8,793	3.98%
Noninterest-earning assets	138,829			145,529
Total assets	$1,031,675			$1,029,602

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$257,902	115	0.18%	$333,857	127	0.15%
Savings accounts	170,585	85	0.20%	170,307	84	0.20%
Certificates of deposit	178,852	416	0.93%	186,529	418	0.90%
Total interest-bearing deposits	607,339	616	0.41%	690,693	629	0.36%

FHLB advances	110,000	936	3.40%	110,000	1,056	3.84%
Subordinated debt	7,217	156	8.67%	10,309	223	8.67%
Total borrowings	117,217	1,092	3.73%	120,309	1,279	4.25%
Total interest-bearing liabilities	724,556	1,708	0.94%	811,002	1,908	0.94%
Noninterest-bearing demand accounts	187,785			99,606
Other liabilities	12,577			11,595
Total liabilities	924,918			922,203

Stockholders’ equity	106,757			107,399
Total liabilities and stockholders’ equity	$1,031,675			$1,029,602

Net interest income		$7,056			$6,885
Interest rate spread			2.99%			3.04%
Net interest margin			3.16%			3.12%
Average interest-earning assets to average interest-bearing liabilities	123.23%			109.01%

Average Balance Tables	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$775,426	$16,349	4.22%	$756,318	$16,325	4.32%
Investment securities	115,004	1,202	2.09%	124,247	1,340	2.16%
Total interest-earning assets	890,430	17,551	3.94%	880,565	17,665	4.01%
Noninterest-earning assets	144,733			149,222
Total assets	$1,035,163			$1,029,787

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$265,202	$234	0.18%	$335,357	$253	0.15%
Savings accounts	169,726	168	0.20%	170,140	168	0.20%
Certificates of deposit	178,673	827	0.93%	187,827	852	0.91%
Total interest-bearing deposits	613,601	1,229	0.40%	693,324	1,273	0.37%

FHLB advances	110,000	1,861	3.38%	110,000	2,099	3.82%
Subordinated debt	7,217	313	8.67%	10,309	447	8.67%
Total borrowings	117,217	2,174	3.71%	120,309	2,546	4.23%
Total interest-bearing liabilities	730,818	3,403	0.93%	813,633	3,819	0.94%
Noninterest-bearing demand accounts	185,236			97,541
Other	12,298			11,405
Total liabilities	928,352			922,579

Stockholders’ equity	106,811			107,208
Total liabilities and stockholders’ equity	$1,035,163			$1,029,787

Net interest income		$14,148			$13,846
Interest rate spread			3.01%			3.07%
Net interest margin			3.18%			3.14%
Average interest-earning assets to average interest-bearing liabilities	121.84%			108.23%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $178 thousand and $331 thousand in the three and six months ended June 30, 2015, respectively, compared to $50 thousand and $138 thousand in the three and six months ended June 30, 2014, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2015 and 2014 and the changes between the periods.

	Three Months Ended June 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$503	$444	13.3%
Cash surrender value of life insurance	156	158	(1.3)
Other	474	484	(2.1)
Total other income	$1,133	$1,086	4.3

Other income increased $47 thousand, or 4.3%, to $1.1 million for the three-month period ended June 30, 2015 from the same period in 2014. The increase in service charges income of $59 thousand resulted from higher service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $2 thousand resulted from a decrease in the yield on the policies. Other income decreased $10 thousand primarily from a decrease in other income offset by an increase in debit card commissions received.

The following table summarizes other income for the six months ended June 30, 2015 and 2014 and the changes between the periods.

	Six Months Ended June 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,011	$891	13.4%
Cash surrender value of life insurance	310	314	(1.3)
Other	861	887	(2.9)
Total other income	$2,182	$2,092	4.3

Other income increased $90 thousand, or 4.3%, to $2.2 million for the six-month period ended June 30, 2015 from the same period in 2014. The increase in service charges income of $120 thousand resulted from higher service charges collected on deposit accounts. The decrease in cash surrender value of life insurance income of $4 thousand resulted from a decrease in yield on the policies. Other income increased $26 thousand primarily from a decrease in other income offset by an increase in debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2015 and 2014 and the changes between periods.

	Three Months Ended June 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,168	$3,144	0.8%
Occupancy and equipment	1,248	1,275	(2.1)
Federal insurance premiums	141	133	6.0
Advertising	121	99	22.2
Professional services	270	284	(4.9)
Real estate owned expense	21	79	(73.4)
Other operating expense	404	516	(21.7)
Total other expense	$5,373	$5,530	(2.8)

  N/M – not measurable

Other expenses decreased $157 thousand, or 2.8%, to $5.4 million for the three-month period ended June 30, 2015 from the same period in 2014. Decreases in occupancy and equipment, REO and other expenses of $211 thousand were offset by increases in salaries and benefits, FDIC insurance and marketing expenses of $54 thousand.

The following table summarizes other expense for the six months ended June 30, 2015 and 2014 and the changes between the periods.

	Six Months Ended June 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,467	$6,390	1.2%
Occupancy and equipment	2,497	2,562	(2.5)
Federal insurance premiums	279	270	3.3
Advertising	226	188	20.2
Professional services	548	549	(0.2)
Real estate owned expense	(46)	92	N/M
Other operating expense	843	925	(8.9)
Total other expense	$10,814	$10,976	(1.5)

   N/M – not measurable

Other expenses decreased $162 thousand, or 1.5%, to $10.8 million for the six-month period ended June 30, 2015 from the same period in 2014. Decreases in occupancy and equipment, REO and other expenses of $286 thousand were offset by increases in salaries and benefits, FDIC insurance and marketing expenses of $124 thousand.

Income Taxes

Income taxes increased $40 thousand to $899 thousand for an effective tax rate of 34.1% for the three months ended June 30, 2015, compared to $859 thousand for an effective tax rate of 35.9% from the same period in 2014. The decrease in the effective rate was primarily based upon a change in the mix of assets with a tax preference offset by higher net income before taxes.

Income taxes increased $28 thousand to $1.7 million for an effective tax rate of 33.4% for the six months ended June 30, 2015, compared to effective tax rate of 35.3% from the same period in 2014. The decrease in the effective rate was primarily based upon a change in the mix of assets with a tax preference offset by higher net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $63.9 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $23.7 million. In addition, at June 30, 2015, we had the ability to borrow a total of approximately $299.6 million from the Federal Home Loan Bank of New York.

At June 30, 2015, we had $64.8 million in loan commitments outstanding, which included $21.1 million in undisbursed loans, $28.0 million in unused home equity lines of credit and $15.7 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2015 totaled $117.1 million, or 65.7% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2015, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $101.7 million, or 9.89% of total adjusted assets, which is above the required level of $41.2 million or 4.0%; common equity Tier 1 risk-based capital of $101.7 million, or 19.09% of total adjusted assets which is above the required level of $24.0 million or 4.5%; Tier 1 risk-based capital of $101.7 million, or 19.09% of total adjusted assets which is above the required level of $32.0 million or 6.0%; and total risk-based capital of $105.1 million, or 19.73% of risk-weighted assets, which is above the required level of $42.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At June 30, 2015, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.73% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 19.26% of risk-weighted assets; Tier 1 risk-based capital ratio of 20.60% of risk-weighted assets and total risk-based capital ratio 21.24% of risk-weighted assets.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2015 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	$1,745	$4,756
100 basis point decrease in rates	$(260)	$(1,386)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (“EVE”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2015 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$102,115	$(42,444)	(29.36)	10.65	(305.31	)bp
200	118,717	(25,842)	(17.88)	11.96	(173.76)
100	133,280	(11,279)	(7.80)	13.00	(69.70)
50	139,362	(5,197)	(3.59)	13.39	(30.68)
0	144,559	–	–	13.70	–
(50)	147,464	2,905	2.01	13.81	11.27
(100)	147,381	2,822	1.95	13.68	(1.61)

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

For the three and six months ended June 30, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2015:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 April 1, 2015 through April 30, 2015	27,500	$14.85	27,500	38,100

Month #2 May 1, 2015 through May 31, 2015	3,438	$15.24	1,200	36,900

Month #3 June 1, 2015 through June 30, 2015	20,500	$14.98	20,500	16,400

Total	51,438	$14.93	49,200

(1)	On March 3, 2015 the Company’s Board of Directors approved the repurchase of up to 130,000 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 7, 2015	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 7, 2015	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

