Form 10-Q
period 2015-09-30
Ocean Shore Holding Co.
filed 2015-11-09
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 1, 2015, the registrant had 6,403,391 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$8,855	$9,023
Interest-earning bank balances	106,659	71,284

Cash and cash equivalents	115,514	80,307

Investment securities held to maturity (estimated fair value—$989 at September 30, 2015; $1,278 at December 31, 2014)	932	1,201
Investment securities available for sale (amortized cost—$108,271 at September 30, 2015; $112,205 at December 31, 2014)	107,219	110,116
Loans—net of allowance for loan losses of $3,116 at September 30, 2015 and $3,760 at December 31, 2014	785,549	774,017
Accrued interest receivable:
Loans	2,398	2,304
Investment securities	96	33
Federal Home Loan Bank stock—at cost	6,089	6,039
Office properties and equipment—net	12,496	12,870
Prepaid expenses and other assets	1,227	3,161
Real estate owned	1,904	650
Cash surrender value of life insurance	24,297	23,828
Net deferred tax asset	4,643	5,062
Goodwill	4,630	4,630
Other intangible assets	464	536
TOTAL ASSETS	$1,067,458	$1,024,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$193,384	$98,417
Interest bearing deposits	638,626	688,661
Advances from Federal Home Loan Bank	110,000	110,000
Junior subordinated debenture	—	7,217
Advances from borrowers for taxes and insurance	4,424	4,026
Accrued interest payable	597	879
Other liabilities	9,726	9,743

Total liabilities	956,757	918,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,403,191 shares outstanding at September 30, 2015; 6,393,344 shares outstanding at December 31, 2014	73	73
Additional paid-in capital	68,575	66,059
Retained earnings - partially restricted	61,030	57,055
Treasury stock—at cost: 904,399 shares at September 30, 2015; 914,246 shares at December 31, 2014	(15,035)	(12,678)
Common stock acquired by employee benefits plans	(2,383)	(2,639)
Deferred compensation plans trust	(742)	(608)
Accumulated other comprehensive loss	(817)	(1,451)

Total stockholders’ equity	110,701	105,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,458	$1,024,754

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,168	$8,243	$24,517	$24,569
Taxable interest on mortgage-backed securities	346	333	1,041	1,032
Non-taxable interest on municipal securities	1	1	3	6
Taxable interest and dividends on other investment securities	262	278	767	913

Total interest and dividend income	8,777	8,855	26,328	26,520

INTEREST EXPENSE:
Interest on deposits	642	625	1,872	1,898
Interest on borrowings	1,043	1,272	3,216	3,818

Total interest expense	1,685	1,897	5,088	5,716

NET INTEREST INCOME	7,092	6,958	21,240	20,804

PROVISION FOR LOAN LOSSES	165	125	496	263

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,927	6,833	20,744	20,541

OTHER INCOME:
Service charges	487	417	1,498	1,308
Cash surrender value of life insurance	159	159	469	473
Gain on call of securities	3	86	3	86
Other	473	440	1,334	1,328

Total other income	1,122	1,102	3,304	3,195

OTHER EXPENSE:
Salaries and employee benefits	3,173	3,177	9,640	9,567
Occupancy and equipment	1,282	1,282	3,779	3,844
Federal insurance premiums	136	130	415	400
Advertising	97	125	323	313
Professional services	273	245	821	794
Real estate owned (income)expense	84	(41)	38	51
Charitable contributions	38	38	113	113
Other operating expenses	453	495	1,221	1,345

Total other expenses	5,536	5,451	16,350	16,427

INCOME BEFORE INCOME TAXES	2,513	2,484	7,698	7,309

INCOME TAX EXPENSE	844	904	2,577	2,609

NET INCOME	$1,669	$1,580	$5,121	$4,700
Other comprehensive income, net of tax:
Unrealized (loss)gain on available for sale securities	485	(202)	618	1,021
Unrealized gain(loss) on post retirement life benefit	5	1	16	2

COMPREHENSIVE INCOME	$2,159	$1,379	$5,755	$5,723

Earnings per share, basic:	$0.28	$0.25	$0.86	$0.74
Earnings per share, diluted:	$0.27	$0.25	$0.84	$0.73

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$5,121	$4,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	878
Provision for loan losses	496	263
Stock based compensation expense	727	830
Gain on sale/ call of AFS securities	(3)	(86)
Premium paid on retirement of junior subordinated debt	94	54
Cash surrender value of life insurance	(469)	(473)
Loss on disposal of office property and equipment	1	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(157)	25
Prepaid expenses and other assets	1,934	(194)
Accrued interest payable	(282)	(278)
Other liabilities	(1)	363
Net cash provided by operating activities	8,123	6,082
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	8,906	6,993
Investment securities held to maturity	175	246
Loans originated, net of repayments	(13,841)	(29,638)
Purchases of:
Federal Home Loan Bank stock	(50)	(82)
Investment securities held to maturity	(402)	(494)
Investment securities available for sale	(10,111)	(14,958)
Office properties and equipment	(289)	(469)
Proceeds from sale of:
Investment securities available for sale	—	1,290
Real estate owned	779	571
Federal Home Loan Bank stock	—	363
Proceeds from maturities and calls of:
Investment securities held to maturity	494	2,328
Investment securities available for sale	4,996	20,000
Net cash used in investing activities	(9,343)	(13,850)
FINANCING ACTIVITIES:
Increase in deposits	44,932	23,880
Dividends paid	(1,145)	(1,222)
Retirement of junior subordinated debt	(7,311)	(3,146)
Exercise of incentive stock options	3,244	99
Purchase of treasury stock	(3,557)	(6,483)
Purchase of shares by deferred compensation plans trust	(134)	(20)
Increase in advances from borrowers for taxes and insurance	398	157
Net cash provided by financing activities	36,427	13,265
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,207	5,497
CASH AND CASH EQUIVALENTS—Beginning of period	80,307	87,619
CASH AND CASH EQUIVALENTS—End of period	$115,514	$93,116
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$5,300	$5,960
Income Taxes	$3,580	$2,684
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$2,033	$460

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$402	$—	$—	$402
U.S. Treasury and government sponsored entity mortgage-backed securities	530	57	—	587
Totals	$932	$57	$—	$989

Available for Sale
Debt securities:
Corporate	$9,644	$42	$(656)	$9,030
U.S. Treasury and federal agencies	16,229	—	(22)	16,207
Equity securities	3	40	—	43
U.S. treasury and government sponsored entity mortgage-backed securities	82,395	346	(802)	81,939
Totals	$108,271	$428	$(1,480)	$107,219

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$494	$—	$—	$494
U.S. Treasury and government sponsored entity mortgage-backed securities	707	77	—	784
Totals	$1,201	$77	$—	$1,278

Available for Sale
Debt securities:
Corporate	$9,596	$99	$(856)	$8,839
U.S. Treasury and federal agencies	21,223	6	(238)	20,991
Equity securities	3	25	—	28
U.S. Treasury and government sponsored entity mortgage-backed securities	81,383	278	(1,403)	80,258
Totals	$112,205	$408	$(2,497)	$110,116

As of September 30, 2015 and December 31, 2014, the Company had investment securities available for sale with an estimated fair value of $102.3 million and $105.1 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$3,029	$(656)	$3,029	$(656)
U.S. Agencies	6,189	(8)	9,986	(14)	16,175	(22)
U.S. treasury and government sponsored entity mortgage-backed securities	5,013	(32)	54,658	(770)	59,671	(802)
Totals	$11,202	$(40)	$67,673	$(1,440)	$78,875	$(1,480)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,826	$(856)	$2,826	$(856)
U.S. Treasury	4,990	(5)	9,767	(233)	14,757	(238)
US treasury and government sponsored entity mortgage-backed securities	10,133	(17)	66,020	(1,386)	76,153	(1,403)
Totals	$15,123	$(22)	$78,613	$(2,475)	$93,736	$(2,497)

Management has reviewed its investment securities as of September 30, 2015 and has determined that all declines in fair value below amortized cost are temporary.

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

At September 30, 2015, two single issuer trust preferred securities were in a continuous unrealized loss position for 12 months or longer with an aggregate depreciation of 17.8% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of September 30, 2015, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2015 the Company had 14 agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.2% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of September 30, 2015, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$402	$402	$3,987	$4,004
Due after 1 year through 5 years	—	—	2,005	2,030
Due after 5 years through 10 years	—	—	6,196	6,188
Due after 10 years	—	—	13,685	13,015
Total	$402	$402	$25,873	$25,237

Not reflected in the table above, are equity securities and mortgage-backed securities. Equity securities do not have stated contractual maturities while mortgage-backed securities may have expected maturities different than those contractually stated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities had a cost of $3 thousand and a fair value of $43 thousand as of September 30, 2015. Mortgage-backed securities had a cost of $82,395 million and a fair value of $81,939 million as of September 30, 2015.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds from the sales of available-for-sale securities	$—	$1,290	$—	$1,290

Gross realized gains	—	86	—	86
Total realized gains	$—	$86	$—	$86

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The gain realized for the three and nine month period ended September 30, 2014 was due to the sale of mortgage backed securities with a book value of $1.2 million for a gain of $84 thousand during the third quarter of 2014.

3.	LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$602,022	$587,399
Commercial and multi-family	87,150	89,778
Total real estate-mortgage	689,172	677,177
Real estate - construction:
Residential	18,482	16,030
Commercial	4,743	4,141
Total real estate - construction	23,225	20,171
Commercial	20,624	22,277
Consumer:
Home equity	51,493	54,279
Other consumer loans	346	377
Total consumer loans	51,839	54,656
Total loans	784,860	774,281
Net deferred loan cost	3,805	3,496
Allowance for loan losses	(3,116)	(3,760)
Net total loans	$785,549	$774,017

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Nine months Ended September 30,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$3,760	$4,199
Provision for loan loss	496	263
Charge-offs	(1,140)	(509)
Recoveries	—	76
Balance, end of period	$3,116	$4,029

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

Non-performing assets segregated by classification are as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,798	$3,626
Commercial and multi-family	1,580	803
Real estate – construction	144	143
Commercial	—	501
Consumer	568	502
Non-accrual loans	5,090	5,575
Troubled debt restructuring, non-accrual	660	694
Total non-performing loans	5,750	6,269
Real estate owned	1,904	650
Total non-performing assets	$7,654	$6,919

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the nine month period ended September 30, 2015 and 2014:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(4,211)	—	—	(4,211)
Charge-offs, net	(64)	64	—	—
Amortization of loan premium	—	—	(87)	(87)
Balance at September 30, 2015	$39,941	$(2,476)	$455	$37,920

Balance at January 1, 2014	$50,837	$(3,099)	$746	$48,484
Principal reductions	(4,675)	—	—	(4,675)
Charge-offs, net	(439)	439	—	—
Amortization of loan premium	—	—	(153)	(153)
Balance at September 30, 2014	$45,723	$(2,660)	$593	$43,656

An age analysis of past due loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2015
Real estate
1-4 family residential	$1,484	$—	$2,917	$4,401	$597,621	$602,022
Commercial and multi-family	—	—	1,580	1,580	85,570	87,150
Construction	—	—	144	144	23,081	23,225
Commercial	—	—	—	—	20,624	20,624
Consumer	190	138	568	896	50,943	51,839
Total	$1,674	$138	$5,209	$7,021	$777,839	$784,860

December 31, 2014
Real estate
1-4 family residential	$2,323	$—	$4,255	$6,578	$580,821	$587,399
Commercial and multi-family	831	—	803	1,634	88,144	89,778
Construction	—	—	143	143	20,028	20,171
Commercial	—	—	501	501	21,776	22,277
Consumer	485	5	567	1,057	53,599	54,656
Total	$3,639	$5	$6,269	$9,913	$764,368	$774,281

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
September 30, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$5,683	$5,860	$—	$150
Commercial and Multi-Family	1,545	1,545	—	257
Construction	144	144	—	144
Commercial	—	—	—	—
Consumer	1,232	1,232	—	65
With an allowance recorded
Real Estate
1-4 Family Residential	4,016	4,286	592	287
Commercial and Multi-Family	285	310	23	285
Construction	—	—	—	—
Commercial	187	187	4	187
Consumer	69	115	64	35
Total
Real Estate
1-4 Family Residential	$9,699	$10,146	$592	$187
Commercial and Multi-Family	1,830	1,855	23	261
Construction	144	144	—	144
Commercial	187	187	4	187
Consumer	1,301	1,347	64	62

December 31, 2014
With no related allowance recorded
Real Estate
1-4 Family Residential	$4,585	$4,622	$—	$139
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	—	—	—	—
Consumer	970	970	—	57
With an allowance recorded
Real Estate
1-4 Family Residential	5,787	6,138	721	340
Commercial and Multi-Family	—	—	—	—
Commercial	—	—	—	—
Consumer	702	702	254	351
Total	181	181	55	90
Real Estate
1-4 Family Residential	$10,372	$10,760	$721	$207
Commercial and Multi-Family	1,324	1,324	—	265
Construction	143	143	—	143
Commercial	702	702	254	351
Consumer	1,151	1,151	55	61

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of September 30, 2015, the Company entered into eighteen TDR agreements with a total carrying value of $4.2 million, of which five were not performing totaling $660 thousand. These loans had a specific reserve of $515 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of September 30, 2015 and December 31, 2014, respectively.

	As of September 30, 2015			As of December 31, 2014
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
		(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	10	$3,401	$3,401	8	$3,335	$3,335
Commercial Mortgage	2	250	250	–	–	–
Consumer	5	368	368	4	287	287
Commercial	1	187	187	1	201	201
Total	18	$4,206	$4,206	13	$3,823	$3,823

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

The following table presents classified loans by class of loans as of September 30, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014
	(Dollars in thousands)
Grade:
Special Mention	$3,559	$3,948	$547	$572	$—	$—	$48	$444	$701	$915
Substandard	6,472	9,370	4,406	4,010	144	143	569	659	1,117	1,189
Doubtful and Loss	—	—	—	—	—	—	—	—	—	14
Total	$10,031	$13,318	$4,953	$4,582	$144	$143	$617	$1,103	$1,818	$2,118

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2015 and December 31, 2014.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014
	(Dollars in thousands
Performing	$598,734	$583,773	$85,570	$88,975	$23,081	$20,028	$20,624	$21,776	$51,102	$54,154
Non-Performing (1)	3,288	3,626	1,580	803	144	143	—	501	737	502
Total	$602,022	$587,399	$87,150	$89,778	$23,225	$20,171	$20624	$22,277	$51,839	$54,656

(1)	9/30/2015 data includes non-performing TDR loans

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2015 and December 31, 2014. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(565)	(25)	—	(306)	(244)	(1,140)
Recoveries	—	—	—	—	—	—
Provision for loan losses	204	(329)	(2)	250	373	496
Ending balance	$1,957	$271	$31	$324	$533	$3,116
Ending balance: individually evaluated for impairment	$592	$23	$—	$4	$64	$683
Ending balance: collectively evaluated for impairment	$1,365	$248	$31	$320	$469	$2,433
Loan Receivables:
Ending balance	$602,022	$87,150	$23,225	$20,624	$51,839	$784,860
Ending balance: individually evaluated for impairment	$9,699	$1,830	$144	$187	$1,301	$13,161
Ending balance: collectively evaluated for impairment	$592,323	$85,320	$23,081	$20,437	$50,538	$771,699

December 31, 2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(538)	—	—	—	(439)	(977)
Recoveries	1	—	—	75	—	76
Provision for loan losses	(126)	74	(52)	75	491	462
Ending balance	$2,318	$625	$33	$380	$404	$3,760
Ending balance: individually evaluated for impairment	$721	$—	$—	$254	$55	$1,030
Ending balance: collectively evaluated for impairment	$1,597	$625	$33	$126	$349	$2,730
Loan Receivables:
Ending balance	$587,399	$89,778	$20,171	$22,277	$54,656	$774,281
Ending balance: individually evaluated for impairment	$10,372	$1,324	$143	$702	$1,151	$13,692
Ending balance: collectively evaluated for impairment	$577,027	$88,454	$20,028	$21,575	$53,505	$760,589

4. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$482,000	0.12%	$439,623	0.13%
Passbook savings and club accounts	171,474	0.20%	168,686	0.20%
Subtotal	653,474		608,309
Certificates with original maturities:
Within one year	31,767	0.30%	42,821	0.29%
One to three years	123,470	0.95%	113,927	0.92%
Three years and beyond	23,299	1.59%	22,021	1.73%
Total certificates	178,536		178,769
Total	$832,010		$787,078

The aggregate amount of certificate accounts in denominations of $100 thousand or more at September 30, 2015 and December 31, 2014 amounted to $67.1 million and $68.8 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at September 30, 2015 and December 31, 2014 amounted to $208.2 million and $181.0 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,669	$1,580	$5,121	$4,700
Denominators:
Basic average shares outstanding	6,043,604	6,226,913	5,983,355	6,333,123
Effect of dilutive common stock equivalents	101,532	134,943	105,272	136,334
Diluted average shares outstanding	6,145,136	6,361,856	6,088,627	6,469,457

Earnings per share:
Basic	$0.28	$0.25	$0.86	$0.74
Diluted	$0.27	$0.25	$0.84	$0.73

At September 30, 2015 and 2014, there were 318,265 and 598,328 outstanding anti-dilutive options, respectively, 35,150 and 63,490 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2015 and 2014 and changes during the nine months ended September 30, 2015 and 2014 are presented below:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	674,391	$12.15	680,200	$12.14
Granted	—	—	—	—
Exercised	287,130	$13.08	5,809	$11.49
Forfeited	3,894	$11.69	—	—
Outstanding at the end of the period	383,367	$11.45	674,391	$12.15
Exercisable at the end of the period	309,367	$10.94	524,462	$12.06
Stock options vested or expected to vest (1)	345,030	$11.45	606,952	$12.15

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2015:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
November 21, 2006	14,506	$14.78	1.1 years
November 20, 2007	17,274	$11.32	2.1 years
August 18, 2010	210,159	$10.21	4.9 years
March 15, 2011	13,600	$12.06	5.5 years
August 17, 2011	45,938	$11.53	5.9 years
November 19, 2012	17,100	$13.10	7.1 years
November 19, 2013	64,790	$14.14	8.1 years
Total	383,367	$11.45	5.4 years

The compensation expense recognized for the three and nine months ended September 30, 2015 was $46 thousand and $138 thousand, respectively, as compared to $46 thousand and $138 thousand for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, there was $290 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

Summary of Non-vested Stock Award Activity:

	Nine Months ended September 30, 2015		Nine Months ended September 30, 2014
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	54,950	$10.74	83,290	$10.99
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	19,800	$10.30	19,800	$10.30
Outstanding at September 30, 2014	35,150	$14.08	63,490	$12.91

The compensation expense recognized for the three and nine months ended September 30, 2015 was $45 thousand and $208 thousand, respectively, as compared to $81 thousand and $244 thousand for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, there was $383 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

7.	INCOME TAXES

Income tax expense was $2.6 million for an effective tax rate of 33.5% for the nine months ended September 30, 2015 compared to $2.6 million for an effective tax rate of 35.7% for the same period in 2014.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2015 and December 31, 2014, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2015, the tax years ended December 31, 2012 through 2014 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2014 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the third quarter of 2015, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 21, 2015 to stockholders of record as of the close of business on July 29, 2015.

On March 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company will repurchase up to 130,000 shares of the Company’s outstanding common stock, or approximately 2% of outstanding shares. The Company repurchased a total of 16,400 shares at a weighted average cost of $14.82 per share during the three months ended September 30, 2015 completing the program.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 2015. Reclassification adjustments recognized in Accumulated Other Comprehensive Income during the three and nine months ended September 30, 2014 are as follows:

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

A summary of the changes in components of Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Three month period comparison
Beginning balance - 07/01/2015	$(1,149)	$(158)	$(1,307)
Current period change	815	5	820
Tax benefit	(330)	─	(330)
Ending balance – 09/30/2015	$(664)	$(153)	$(817)

Beginning balance - 07/01/2014	$(1,434)	$(9)	$(1,443)
Current period change	(326)	1	(325)
Tax benefit	124	─	124
Ending balance – 09/30/2014	$(1,636)	$(8)	$(1,644)

Nine month period comparison
Beginning balance - 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	1,037	16	1,053
Tax benefit	(419)	─	(419)
Ending balance – 09/30/2015	$(664)	$(153)	$(817)

Beginning balance – 01/01/2014	$(2,657)	$(10)	$(2,667)
Current period change	1,709	2	1,711
Tax benefit	(688)	─	(688)
Ending balance – 09/30/2014	$(1,636)	$(8)	$(1,644)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2015 and December 31, 2014:

	Category Used for Fair Value Measurement
September 30, 2015	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$81,939	$—
U.S. Treasury and federal agencies		16,207	—
State and municipal obligations	—	—	—
Corporate securities	—	9,030	—
Equity securities	43	—	—
Totals	$43	$107,176	$—

	Category Used for Fair Value Measurement
December 31, 2014	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$80,258	$—
U.S. Treasury and federal agencies		20,991	—
State and municipal obligations	—	—	—
Corporate securities	—	8,839	—
Equity securities	28	—	—
Totals	$28	$110,088	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Nine Month Period Ended	Total	Level 1		Level 2	Level 3	Total Losses
	(Dollars in thousands)
September 30, 2015
Assets:
Impaired loans	$3,875	$	─	$1,718	$2,157	$(123)
Real estate owned	1,587		─	1,587	─	(255)

September 30, 2014
Assets:
Impaired loans	$5,609	$	─	$2,459	$3,150	$(441)
Real estate owned	248		─	248	─	(55)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the nine months ended September 30, 2015 were $3.9 million. Such loans were carried at the value of $4.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $123 thousand. Total loans remeasured at fair value for the nine months ended September 30, 2014 were $5.6 million. Such loans were carried at the value of $6.1 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $441 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the nine months ended September 30, 2015 was $1.6 million. These properties were carried at a value of $1.8 million immediately prior to remeasurement, resulting in $255 thousand of impairment through earnings. Total real estate owned remeasured at fair value for the nine months ended September 30, 2014 was $248 thousand. These properties were carried at a value of $303 thousand immediately prior to remeasurement, resulting in $55 thousand of impairment through earnings.

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

		Category Used For Fair Value
September 30, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$115,514	$115,514	$—	$—
Investment securities:
Held to maturity	932	—	989	—
Available for sale	107,219	43	107,176	—
Loans receivable, net	785,549	—	797,564	—
Federal Home Loan Bank stock	6,089	—	6,089	—

Liabilities:
NOW and other demand deposit accounts	482,000	—	495,162	—
Passbook savings and club accounts	171,474	—	179,658	—
Certificates	178,536	—	179,280	—
Advances from Federal Home Loan Bank	110,000	—	118,347	—
Junior subordinated debenture	—	—	—	—

		Category Used For Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$80,307	$80,307	$—	$—
Investment securities:
Held to maturity	1,201	—	1,278	—
Available for sale	110,116	28	110,088	—
Loans receivable, net	774,017	—	791,095	—
Federal Home Loan Bank stock	6,039	—	6,039	—

Liabilities:
NOW and other demand deposit accounts	439,623	—	458,328	—
Passbook savings and club accounts	168,686	—	168,893	—
Certificates	178,769	—	179,224	—
Advances from Federal Home Loan Bank	110,000	—	118,777	—
Junior subordinated debenture	7,217	—	7,217	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2015. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2015 and December 31, 2014, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at September 30, 2015 as compared to $4.6 million at December 31, 2014. The Company completed its annual goodwill impairment test as of August 1, 2015 and concluded that goodwill was not impaired. At September 30, 2015, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $464 thousand at September 30, 2015 as compared to $536 thousand at December 31, 2014. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2015			2014
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$609	$41	$650	$295	$203	$498
Transfers into Real Estate Owned	1,839	195	2,034	460	–	460
Sales of Real Estate Owned	(585)	(195)	(780)	(410)	(161)	(571)
Balance, September 30,	$1,863	$41	$1,904	$345	$42	$387

12.	JUNIOR SUBORDINATED DEBT

On August 26, 2015, the Company redeemed the remaining $7.2 million principal amount of its 8.67% Capital Securities issued by Ocean Shore Capital Trust I, a wholly-owned subsidiary of the Company. The Company paid a redemption premium of $94 thousand. As a result, all other borrowings were paid-off at September 30, 2015 from $7.2 million at December 31, 2014.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have been recently announced and are at the final stages of completion. Both a Bass Pro Shop and a $134 million convention center at Harrah’s Resort Atlantic City were recently completed. Additionally, The Pier Shops of Caesar were purchased by a Philadelphia developer and will receive a full renovation. Outside of Atlantic City, The Richard Stockton College of New Jersey recently announced its takeover of the FAA Next Gen Research Park. The Research Park will be located on the campus of the Federal Aviation Administration’s William J. Hughes Technical Center in Egg Harbor Township. At full build out, the Research Park consists of seven buildings encompassing 400,000 square feet of research and development facilities. During 2014, the Stockton Aviation Research and Technology Park was selected by the FAA as one of the National test sites for future government use of commercial drones.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of September 30, 2015, we had $16.8 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.1% of total loans. Of these loans, less than $3.6 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2014

Total assets of the Company increased $42.7 million to $1,067.5 million at September 30, 2015 from $1,024.8 million at December 31, 2014. Loans receivable, net, increased $11.5 million, investment and mortgage-backed securities decreased $3.2 million and cash and cash equivalents increased by $35.2 million. Deposits increased $44.9 million while borrowings decreased $7.2 million.

Investments

Investments and mortgage-backed securities decreased $3.2 million to $108.2 million at September 30, 2015 from $111.3 million at December 31, 2014. The decrease was the result of repayments, calls and maturities of $14.7 million partially offset by purchases of $10.5 million of agency investments and an improvement in the unrealized holding loss on investment securities of $1.0 million.

Loans

Loans receivable, net, increased $11.5 million to $785.5 million at September 30, 2015 from $774.0 million at December 31, 2014. The increase resulted from increases in the real estate mortgage portfolio of $12.0 million and real estate construction loans of $3.1 million offset by decreases in commercial loans of $1.7 million and consumer loans of $2.8 million. Loan originations totaled $119.8 million for the nine months ended September 30, 2015 compared to $114.4 million originated in the nine months ended September 30, 2014. Real estate mortgage loan originations totaled $74.4 million, real estate construction loan originations totaled $20.0 million, consumer loan originations totaled $12.9 million and commercial loan originations totaled $12.5 million for the first nine months of 2015. Origination activity was offset by $108.3 million of normal loan payments and payoffs, compared to payments and payoffs of $85.8 million in the same period of the prior year. The higher than normal increase in residential loans payoffs resulted from higher refinance activity due to the low interest rate environment on loans.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2015.

	September 30, 2015	December 31, 2014	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$602,022	$587,399	$14,623	2.5%
Commercial and multi-family	87,150	89,778	(2,628)	-2.9
Total real estate – mortgage	689,172	677,177	11,995	1.8

Real estate – construction:
Residential	18,482	16,030	2,452	15.3
Commercial	4,743	4,141	602	14.5
Total real estate – construction	23,225	20,171	3,054	15.1

Commercial	20,624	22,277	(1,653)	-7.4

Consumer
Home equity	51,493	54,279	(2,786)	-5.1
Other consumer loans	346	377	(31)	-8.2
Total consumer loans	51,839	54,656	(2,817)	-5.2

Total loans	784,860	774,281	10,579	1.4
Net deferred loan cost	3,805	3,496	309	8.8
Allowance for loan losses	(3,116)	(3,760)	644	-17.1
Net total loans	$785,549	$774,017	$11,532	1.5

Non-Performing Assets

Non-performing assets totaled $7.7 million, or 0.72% of total assets, at September 30, 2015 compared to $6.9 million or 0.68% of total assets at December 31, 2014 and $7.9 million, or 0.76% of total assets, at September 30, 2014. The increase of $735 thousand from December 31, 2014 was the result of increases in real estate owned of $1.3 million offset by decreases in non-performing loans of $485 thousand and TDR non-accrual loans of $34 thousand. Non-performing assets consisted of 18 residential mortgages totaling $2.8 million, one real estate construction mortgage totaling $144 thousand, five real estate commercial mortgages totaling $1.6 million, eight consumer equity loans totaling $568 thousand, five TRD non-accrual loans totaling $660 thousand and seven real estate owned properties totaling $1.9 million. Real estate owned increased by one property while the total balance increased to $1.9 million at September 30, 2015 from $650 thousand at December 31, 2014 as non-performing loans migrated to real estate owned. The Company has two real estate owned properties under contract for sale for gross proceeds totaling $715 thousand.

The allowance for loan losses decreased $644 thousand to $3.1 million, or 0.40% of total net loans, from $3.8 million at December 31, 2014, or 0.49% of total net loans. The decrease in the allowance for loan losses resulted from net charge offs of $1.1 million offset by an addition to the allowance of $496 thousand. Net charge-offs totaled $1.1 million in 2015 compared to $433 thousand for the same period in 2014. The loss factors used to calculate the allowance were relatively stable in September 2015 from December 2014. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, collateral position, credit characteristics of the underlying borrowers and current economic conditions. At September 30, 2015, the specific allowance on loans individually evaluated for impairment was $683 thousand and pooled allowance on the remainder of the loan portfolio was $2.4 million as compared to specific allowance on loans individually evaluated for impairment of $1.0 million and pooled allowance on the reminder of the loan portfolio of $2.8 million at December 31, 2014.

	Nine months Ended September 30,
	2015	2014
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,760	$4,199
Provision for loan losses	496	263

Recoveries	–	76
Charge-offs	(1,140)	(509)
Net (charge-offs) recoveries	(1,140)	(433)
Allowance at end of period	$3,116	$4,029
Allowance for loan losses as a percent of total loans
	0.40%	0.52%

Allowance for loan losses as a percent of non-performing loans	54.2%	53.7%

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate – residential	$2,798	$3,626
Real estate – commercial	1,580	803
Real estate – construction	144	143
Commercial	–	501
Consumer	568	502
Total	5,090	5,575
Troubled debt restructurings – nonaccrual	660	694
Total nonaccrual loans	5,750	6,269
Real estate owned	1,904	650
Total non-performing assets	$7,654	$6,919

Total non-performing loans to total loans	0.73%	0.81%
Total non-performing loans to total assets	0.54%	0.61%
Total non-performing assets to total assets	0.72%	0.68%

Deposits

Deposits increased $44.9 million, or 5.7%, to $832.0 million at September 30, 2015 from $787.1 million at December 31, 2014. Non-interest bearing demand deposits increased $95.0 million, interest bearing demand deposits decreased $52.6 million, savings accounts increased by $2.8 million and certificates of deposit decreased by $233 thousand. A repricing of interest bearing demand deposits to non-interest bearing demand deposits led to the change of category of those deposits. Municipal deposits increased $27.1 million at September 30, 2015 compared to December 31, 2014 as a result of seasonal deposits. The Company continued its focus on attracting core deposits which totaled $653.5 million or 78.5% of total deposits.

The following table summarizes changes in deposits in the nine months ended September 30, 2015.

	September 30,	December 31,
	2015	2014	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$193,384	$98,417	$94,967	96.5%
Interest-bearing demand deposits	288,617	341,206	(52,589)	-15.4
Savings accounts	171,473	168,686	2,787	1.7
Time deposits	178,536	178,770	(233)	-0.1
Total	$832,010	$787,079	$44,932	5.8

Borrowings

Federal Home Loan Bank advances were unchanged at $110.0 million at September 30, 2015 from December 31, 2014. Other borrowings were reduced to zero at September 30, 2015 compared to $7.2 million at December 31, 2014. During the quarter ended September 30, 2015, the Company redeemed the remaining $7.2 million liquidation value of its 8.67% capital securities issued by Ocean Shore Capital Trust I.

Stockholders’ Equity

Stockholders’ equity increased $4.9 million to $110.7 million at September 30, 2015, from $105.8 million at December 31, 2014, primarily as a result of $5.1 million of net income, proceeds from exercises of stock options of $3.2 million, increases in contra benefit plans of $122 thousand and an increase in other comprehensive income of $634 thousand offset by an increase in treasury stock of $2.4 million and dividends paid of $1.1 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Net income was $1.7 million for the three months ended September 30, 2015 as compared to $1.6 million for the three months ended September 30, 2014. The increase of $89 thousand, or 5.6%, in 2015 from 2014 was due primarily to an increase in net interest income, other income and a decrease in income tax expense offset by an increase in other expenses and provision for loan losses.

Net income was $5.1 million for the nine months ended September 30, 2015 as compared to $4.7 million for the nine months ended September 30, 2014. The $421 thousand, or 9.0%, increase in 2015 from 2014 was due primarily to an increase in net interest income, other income and decreases in other expenses and income taxes offset by an increase in provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income	$1,669	$1,580	$5,121	$4,700
Basic earnings per share	$0.28	$0.25	$0.86	$0.74
Diluted earnings per share	$0.27	$0.25	$0.84	$0.73
Return on average assets (annualized)	0.62%	0.61%	0.65%	0.61%
Return on average equity (annualized)	6.10%	5.90%	6.34%	5.84%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,168	$8,243	$(75)	-0.9%
Investment securities	609	612	(3)	(0.5)
Total interest income	$8,777	8,855	(78)	(0.9)

INTEREST EXPENSE:
Deposits	642	625	17	2.7
Borrowings	1,043	1,272	(229)	(18.0)
Total interest expense	1,685	1,897	(212)	(11.2)
Net interest income	$7,092	$6,958	134	1.9

Net interest income increased by $134 thousand, or 1.9%, for the quarter ended September 30, 2015 compared to the same period in 2014. The interest rate spread and net interest margin of the Company were 3.02% and 3.17%, respectively, for the three months ended September 30, 2015, compared to 3.08% and 3.15%, respectively, for the same period in 2014. The increase in the net interest margin of two basis points resulted from an increase in the average balance of interest-earning assets of $10.3 million, a decrease in the average balance of interest-bearing liabilities of $72.0 million, a decrease in average rate paid on deposits and borrowings of three basis points offset by a decrease in the yield on interest-earning assets of eight basis points.

Interest income decreased by $78 thousand, or 0.9%, for the quarter ended September 30, 2015 compared to September 30, 2014. The decrease in interest income resulted from a decrease in the average balance of investments of $1.5 million and lower yields on loans of 11 basis points offset by an increase in the average balance of loans of $11.7 million and yield on investments of two basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $212 thousand, or 11.2%, for the quarter ended September 30, 2015 over the same period last year. The decrease in interest expense resulted from decreases in the average balance of interest-bearing deposits of $66.9 million, borrowings of $5.0 million and rates paid on FHLB advances of 44 basis points offset by an increase in the cost of deposits of five basis points. The decrease in the average balance of interest-bearing deposits resulted primarily from a change in terms to not pay interest on a segment of interest bearing demand deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$24,517	$24,569	$(52)	(0.2)%
Investment securities	1,811	1,951	(140)	(7.2)
Total interest income	26,328	26,520	(192)	0.7

INTEREST EXPENSE:
Deposits	1,872	1,898	(26)	(1.4)
Borrowings	3,216	3,818	(602)	(15.8)
Total interest expense	5,088	5,716	(628)	(11.0)
Net interest income	$21,240	$20,804	436	2.1

Net interest income increased by $436 thousand, or 2.1%, for the nine months ended September 30, 2015 compared to the same period in 2014. The interest rate spread and net interest margin of the Company were 3.02% and 3.17%, respectively, for the nine months ended September 30, 2015, compared to 3.07% and 3.15%, respectively, for the same period in 2014. The increase resulted from an increase in interest-earning assets of $10.0 million, a decrease in the average balance of interest-bearing deposits and borrowings of $79.2 million, and decreases in the average rates paid on deposits and borrowings of one basis point offset by a decrease in yield on earning assets of seven basis points.

Interest income decreased by $192 thousand, or 0.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in interest income resulted from a decrease in the average balance of investments of $6.6 million and lower yields on loans of 10 basis points and investments of four basis points offset by an increase in the average balance of loans of $16.6 million. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $628 thousand, or 11.0%, for the nine months ended September 30, 2015 over the same period last year. The decrease in interest expense resulted from decreases in the average balance of interest-bearing deposits of $75.4 million, borrowings of $3.8 million and rates paid on FHLB advances of 44 basis points offset by an increase in the cost of deposits of four basis points. The decrease in the average balance of interest-bearing deposits resulted primarily from a change in terms to not pay interest on a segment of interest bearing demand deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

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

Average Balance Tables

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$780,769	$8,169	4.18%	$769,054	$8,243	4.29%
Investment securities	114,243	609	2.13%	115,706	612	2.11%
Total interest-earning assets	895,012	8,777	3.92%	884,760	8,855	4.00%
Noninterest-earning assets	173,735			154,939
Total assets	$1,068,747			$1,039,699

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$282,193	124	0.18%	$348,854	139	0.16%
Savings accounts	171,199	87	0.20%	169,652	86	0.20%
Certificates of deposit	178,807	431	0.96%	180,630	400	0.88%
Total interest-bearing deposits	632,199	642	0.41%	699,136	625	0.36%

FHLB advances	110,000	946	3.44%	110,000	1,067	3.88%
Subordinated debt	4,393	0	8.86%	9,435	205	8.68%
Total borrowings	114,393	1,043	3.65%	119,435	1,272	4.26%
Total interest-bearing liabilities	746,592	1,685	0.90%	818,571	1,897	0.93%
Noninterest-bearing demand accounts	199,437			102,304
Other liabilities	13,328			11,786
Total liabilities	959,357			932,661

Stockholders’ equity	109,390			107,038
Total liabilities and stockholders’ equity	$1,068,747			$1,039,699

Net interest income		$7,092			$6,958
Interest rate spread			3.02%			3.08%
Net interest margin			3.17%			3.15%
Average interest-earning assets to average interest-bearing liabilities	119.88%			108.09%

Average Balance Tables

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$777,226	$24,518	4.21%	$760,610	$24,569	4.31%
Investment securities	114,748	1,810	2.10%	121,369	1,951	2.14%
Total interest-earning assets	891,974	26,328	3.94%	881,979	26,520	4.01%
Noninterest-earning assets	154,597			151,238
Total assets	$1,046,571			$1,033,217

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$270,928	$358	0.18%	$339,906	$391	0.15%
Savings accounts	170,222	256	0.20%	169,976	255	0.20%
Certificates of deposit	178,719	1,257	0.94%	185,401	1,252	0.90%
Total interest-bearing deposits	619,869	1,871	0.40%	695,283	1,898	0.36%

FHLB advances	110,000	2,807	3.40%	110,000	3,167	3.84%
Subordinated debt	6,265	410	8.73%	10,015	651	8.67%
Total borrowings	116,265	3,217	3.69%	120,015	3,818	4.24%
Total interest-bearing liabilities	736,134	5,088	0.92%	815,298	5,716	0.93%
Noninterest-bearing demand accounts	190,022			99,146
Other	12,644			11,532
Total liabilities	938,800			925,976

Stockholders’ equity	107,771			107,241
Total liabilities and stockholders’ equity	$1,046,571			$1,033,217

Net interest income		$21,240			$20,804
Interest rate spread			3.02%			3.07%
Net interest margin			3.17%			3.15%
Average interest-earning assets to average interest-bearing liabilities	121.17%			108.18%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $165 thousand and $496 thousand in the three and nine months ended September 30, 2015, respectively, compared to $125 thousand and $263 thousand in the three and nine months ended September 30, 2014, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2015 and 2014 and the changes between the periods.

	Three Months Ended September 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$487	$417	16.8%
Cash surrender value of life insurance	159	159	0.0
Gain on sale of investments	3	86	(96.5)
Other	473	440	7.3
Total other income	$1,122	$1,102	1.8

Other income increased $20 thousand, or 1.8%, to $1.1 million for the three-month period ended September 30, 2015 from the same period in 2014. The net increase in other income for the quarter ended September 30, 2015 resulted from increases in deposit account fees and other income of $103 thousand offset by a lower gain on sale of investments due to lower sale activity in the period. The Company reported approximately $3 thousand and $86 thousand for the quarters ended September 30, 2015 and 2014, respectively.

The following table summarizes other income for the nine months ended September 30, 2015 and 2014 and the changes between the periods.

	Nine Months Ended September 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,498	$1,308	14.5%
Cash surrender value of life insurance	469	473	(0.8)
Gain on sale of investments	3	86	(96.5)
Other	1,334	1,328	0.5
Total other income	$3,304	$3,195	3.4

Other income increased $109 thousand, or 3.4%, to $3.3 million for the nine-month period ended September 30, 2015 from the same period in 2014. The net increase in other income for the nine months ended September 30, 2015 resulted from increases in deposit account fees and debit card commissions of $205 thousand offset by decreases in and cash surrender value of life insurance and other income of $13 thousand and lower gain on sale of investments for the period. The Company reported gains of approximately $3 thousand and $86 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2015 and 2014 and the changes between periods.

	Three Months Ended September 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,173	$3,177	(0.1)%
Occupancy and equipment	1,282	1,282	0.0
Federal insurance premiums	136	130	34.6
Advertising	97	125	(22.4)
Professional services	273	245	11.4
Real estate owned expense	84	(41)	(304.9)
Other operating expense	491	533	7.9
Total other expense	$5,536	$5,451	1.6

N/M – not measurable

Other expenses increased $85 thousand, or 1.6%, to $5.5 million for the three-month period ended September 30, 2015 from the same period in 2014. The increase in other expense for the third quarter of 2015 compared to 2014 resulted from increases in FDIC insurance and REO expenses of $130 thousand offset by decreases in salaries and benefits, occupancy and equipment, advertising expenses and other expenses of $45 thousand. Other operating expenses for the third quarter of 2015 and 2014 include expenses of $94 thousand and $54 thousand, respectively, of premiums paid for the early redemption of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities.

The following table summarizes other expense for the nine months ended September 30, 2015 and 2014 and the changes between the periods.

	Nine Months Ended September 30,
	2015	2014	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$9,640	$9,567	0.8%
Occupancy and equipment	3,779	3,844	(1.7)
Federal insurance premiums	415	400	3.8
Advertising	323	313	3.2
Professional services	821	794	3.4
Real estate owned expense	38	51	(25.5)
Other operating expense	1,334	1,458	(8.5)
Total other expense	$16,350	$16,427	(0.5)

N/M – not measurable

Other expenses decreased to $16.35 million for the nine-month period ended September 30, 2015 from the same period in 2014. The decrease in the nine-month period of 2015 compared to 2014 resulted from decreases in occupancy and equipment, REO expenses and other expenses of $175 thousand were offset by increases in salaries and benefits, FDIC insurance and advertising expenses of $98 thousand. Other operating expenses for the nine-month periods of 2015 and 2014 include expenses $94 thousand and $54 thousand, respectively, of premiums paid for the early redemption of junior subordinated debentures in connection with the concurrent redemption of trust preferred securities.

Income Taxes

Income taxes decreased $60 thousand to $844 thousand for an effective tax rate of 33.6% for the three months ended September 30, 2015, compared to $904 thousand for an effective tax rate of 36.4% from the same period in 2014. The decrease resulted from a change in the mix of assets with a tax preference offset by higher net income before taxes.

Income taxes decreased $32 thousand to $2.6 million for an effective tax rate of 33.5% for the nine months ended September 30, 2015, compared to $2.6 million for an effective tax rate of 35.7% from the same period in 2014. The decrease resulted from a change in the mix of assets with a tax preference offset by higher net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $115.5 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $28.3 million. In addition, at September 30, 2015, we had the ability to borrow a total of approximately $302.3 million from the Federal Home Loan Bank of New York.

At September 30, 2015, we had $77.9 million in loan commitments outstanding, which included $31.4 million in undisbursed loans, $28.2 million in unused home equity lines of credit and $18.3 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2015 totaled $119.6 million, or 67.0% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2015, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $97.7 million, or 9.21% of total adjusted assets, which is above the required level of $42.4 million or 4.0%; common equity Tier 1 risk-based capital of $97.7 million, or 17.63% of total adjusted assets which is above the required level of $24.9 million or 4.5%; Tier 1 risk-based capital of $97.7 million, or 17.63% of total adjusted assets which is above the required level of $33.2 million or 6.0%; and total risk-based capital of $100.8 million, or 18.20% of risk-weighted assets, which is above the required level of $44.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At September 30, 2015, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.24% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 19.21% of risk-weighted assets; Tier 1 risk-based capital ratio of 19.21% of risk-weighted assets and total risk-based capital ratio 19.77% of risk-weighted assets.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2015 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	7.21%	10.53%
100 basis point decrease in rates	(0.94)	(3.12)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at June 30, 2015 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$99,752	($38,269)	(27.73)	10.58	(279.25	)bp
200	114,426	(23,595)	(17.10)	11.75	(161.88)
100	127,506	(10,514)	(7.62)	12.70	(66.85)
50	133,078	(4,943)	(3.58)	13.07	(30.28)
0	138,021	–	–	13.37	–
(50)	140,751	2,730	1.98	13.48	10.72
(100)	140,734	2,713	1.97	13.36	(0.67)

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

For the three and nine months ended September 30, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s stock repurchases during the three months ended September 30, 2015:

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 July 1, 2015 through July 31, 2015	16,400	$14.82	16,400	—

Month #2 August 1, 2015 through August 31, 2015	5,927	$15.18	—	—

Month #3 September 1, 2015 through September 30, 2015	—	—	—	—

Total	22,327	$14.92	16,400	—

(1)	On March 3, 2015 the Company’s Board of Directors approved the repurchase of up to 130,000 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 9, 2015	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 9, 2015	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

