Form 10-K
period 2015-12-31
Ocean Shore Holding Co.
filed 2016-03-11
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes   ☐   No   ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $81,376,105, based on a closing price of $14.84.

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 6,411,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Atlantic City operated eight casinos during 2015 with a combined employment of just over 23,000 people. Both the Borgata and Tropicana Casinos are undergoing major renovations in 2016. The Borgata will invest over $50 million into a new outdoor pool, nightclub, fine dining restaurant and 250,000 square feet of convention space. Tropicana will invest $25 million into the renovation of 500 hotel rooms and updated casino floor space. Atlantic City saw an increase in convention traffic resulting, in part, from the opening of a $134 million convention center at Harrah’s Resort. Convention bookings increased 23% from 2014 to 2015 as 218 conventions brought in over 450,000 attendees.  In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have recently been announced or at the final stages of completion. A Bass Pro Shop opened in 2015.  The Pier Shops of Caesars received a $50 million renovation and were reopened as the Playground, a 500,000 square-foot shopping and entertainment complex. Major Atlantic City development was announced at the end of 2015. If approved, Atlantic City would become home to a Stockton University satellite campus, a new South Jersey Gas headquarters and an 886-space parking garage upon project completion in 2018.We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry.  Outside of Atlantic City, the FAA Technical Center continues to be a major employer in the region with nearly 2,000 people employed by the FAA and supporting contractors. Development of the Aviation and Research Development Park (Next Gen) has progressed since forming collaboration with Stockton University. Once completed, the complex will contain a combination of operational facilities, services, laboratory systems and simulators that can create the operational environment in a way that any researcher can conduct realistic and relevant research in an effort to gain insight, analyses, or validation of advanced aviation concepts, applications, and services. Additional development outside of Atlantic City includes a 100 unit housing complex in downtown Egg Harbor City and 135 unit mixed-use development in downtown Pleasantville.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of December 31, 2015, we had $16.5 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.1% of total loans. Of these loans, less than $3.3 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the New Jersey gaming industry, which has experienced declining revenue and employment since 2006.

The economy of Cape May County is dominated by the tourism industry, as the county’s shore area has been a summer vacation destination for over 100 years.  Major Cape May County projects currently in progress or recently completed consist of improvements to beaches and road infrastructure. Major beach replenishment projects have been ongoing in Ocean City, Strathmere and Sea Isle City. They are scheduled for completion at the beginning of the 2016 summer season. Many visitors maintain second homes in the area which are used seasonally, and there is an active rental market as well as hotels and motels serving other visitors to the area.

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

Several large banks operate in our market area, including Bank of America, PNC Bank, Wells Fargo & Company, and TD Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. According to data provided by the Federal Deposit Insurance Corporation, as of June 30, 2015, we had a deposit market share of 10.4% in Atlantic County, which represented the 4th largest deposit market share, respectively, out of 16 banks with offices in the county. In Cape May County, at that same date we had a deposit market share of 9.3%, which represented the 6th largest market share out of 12 banks with offices in the county.

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

Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2015, 41.2% of our one- to four-family mortgage loans were secured by second homes and 15.7% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we generally have not experienced credit problems on these types of loans.

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

Consumer Loans. At December 31, 2015, nearly all of our consumer loans were home equity loans or lines of credit. The small remainder of our consumer loan portfolio consisted of loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

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

We generally originate loans for our portfolio but from time to time will sell residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sold no loans in the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, we had no loans held for sale.

During 2015, we did not purchase any loans. At December 31, 2015, purchased loans totaled $5.2 million.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2015, our regulatory limit on loans to one borrower was $15.3 million. At that date, our largest lending relationship was $4.1 million, which consisted of four commercial mortgage loans, which was performing according to its original repayment terms at December 31, 2015.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2015 totaled $32.5 million.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2015.

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

At December 31, 2015, 82.7% of our investment portfolio consisted of mortgage-backed securities issued primarily by government sponsored enterprises (“GSE”) Fannie Mae, Freddie Mac and Ginnie Mae. None of our mortgage-backed securities had underlying collateral that would be considered subprime (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history). All mortgage-backed securities owned by us as of December 31, 2015 possessed the highest possible investment credit rating at that date. The remainder of the portfolio consisted primarily of corporate securities, U.S. agency securities and municipal securities.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology. At December 31, 2015, we did not have any brokered deposits.

In addition to accounts for individuals, we also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, a sweep account, and special accounts for realtors, attorneys and non-profit organizations. The promotion of commercial deposit accounts is an important part of our effort to increase our core deposits and reduce our funding costs. At December 31, 2015, commercial deposits totaled $162.4 million, or 20.0% of total deposits.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2015, we had $194.7 million in deposits from 9 municipalities and 17 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities), in accordance with the requirements of New Jersey’s Governmental Unit Deposit Protection Act, with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

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

Personnel

As of December 31, 2015 we had 155 full-time employees and 25 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2015.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding in 2004. Age 60.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 55.

Janet Bossi has been the Executive Vice President of Loan Administration of Ocean City Home Bank since December 2012. Prior to becoming an executive vice president, Ms. Bossi was a senior vice president of Ocean City Home Bank. Age 49.

Paul Esposito has been the Senior Vice President of Operations of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 65.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 61.

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

Capital Requirements

In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

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

Insurance of Deposit Accounts. Ocean City Home Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from five to 45 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test a violation of law that could result in an enforcement action. As of December 31, 2015, Ocean City Home Bank maintained 91.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of New York stock at December 31, 2015 of $5.9 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio was assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2016, will require a 3% ratio for up to $110.2 million and an exemption of $15.2 million. Ocean City Home Bank complies with the foregoing requirements.

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

Substantially all of our loans are secured by real estate or made to individuals or businesses located in Southern New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. Four of the 12 Atlantic City casinos that were operating as of January 1, 2014 closed during the year and a fifth declared bankruptcy. The casino closings in 2014 resulted in the loss of approximately 8,000 jobs. Tourism is a significant contributor to the economy of Southern New Jersey, and other tourism destinations on the Jersey Shore rely on visitors to Atlantic City, who also visit nearby Shore communities for shopping, sightseeing or dining. While we are not engaged in lending to the gaming industry, some of our borrowers are employed in the gaming industry or have businesses that benefit from the industry. Further declines in the New Jersey gaming industry could result in increased levels of classified assets, nonperforming loans and charge-offs, as well as reduced loan demand.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2015, $607.8 million, or 77.6%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $51.0 million, or 6.5%, of our loan portfolio consisted of home equity loans. Declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2015, 41.2% of our one- to four-family mortgage loans were secured by second homes and 15.7% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At December 31, 2015, $109.1 million, or 13.9%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by Ocean City Home’s primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.41% of total loans outstanding and 56.3% of nonperforming loans at December 31, 2015. Our allowance for loan losses at December 31, 2015, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2015, our investment portfolio included 5 corporate debt securities with a book value of $9.7 million and an estimated fair value of $8.8 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down the value of these securities. At December 31, 2015, we had an investment of $5.9 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2015 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2015, which is the most recent date for which information is available, we held 10.36% of the deposits in Atlantic County, New Jersey, which represented the 4th largest share of deposits, respectively, out of 16 financial institutions with offices in the county. As of June 30, 2015, we held 9.33% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 12 financial institutions with offices in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

New capital rules adopted by the Federal Reserve and the OCC substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets are examined by their applicable bank regulators.

As required by the Dodd-Frank Act, the federal banking regulators have adopted new consolidated capital requirements that limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Ocean City Home Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We currently conduct business through our eleven full-service banking offices in Ocean City, Marmora, Linwood, Ventnor, Egg Harbor Township, Northfield, Margate City, Mays Landing, Galloway, Hammonton and Egg Harbor City, New Jersey. We own all of our offices, except for those in Absecon, Northfield and Hammonton. The lease for our Northfield office expires in 2021 and has an option for an additional one year. The lease for our Hammonton office expires in 2021 and has an option for an additional one year. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $12.4 million at December 31, 2015.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2015 and 2014. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and note 2 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.

	High	Low	Dividends Paid Per Share
Year Ended December 31, 2015:
Fourth Quarter	$17.60	$15.74	$0.06
Third Quarter	16.17	14.54	0.06
Second Quarter	15.72	14.59	0.06
First Quarter	14.85	13.80	0.06

Year Ended December 31, 2014:
Fourth Quarter	$14.44	$13.64	$0.06
Third Quarter	14.79	14.12	0.06
Second Quarter	14.88	13.94	0.06
First Quarter	14.32	13.28	0.06

As of March 2, 2016, there were approximately 562 holders of record of the Company’s common stock.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Ocean Shore Holding Co.	100.00	91.45	134.55	126.23	134.55	163.68
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift Index	100.00	84.12	102.32	131.30	141.22	158.80

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2015

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2015 through October 31, 2015	—		—	—	—
Month #2 November 1, 2015 through November 30, 2015	3,093	(1)	$16.65	—	—
Month #3 December 1, 2015 through December 31, 2015	—		—	—	—
Total	3,093		$16.65	—	—

(1)	Shares withheld upon vesting of restricted stock to satisfy tax obligations.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,043,379	$1,024,754	$1,020,048	$1,045,488	$994,730
Investment securities	112,992	111,317	128,701	116,774	52,732
Loans receivable, net	783,948	774,017	744,802	703,898	727,626
Deposits	812,033	787,078	780,647	801,765	752,455
Borrowings	105,000	117,217	120,309	125,464	125,464
Total equity	111,789	105,811	106,223	104,728	104,680

Operating Data:
Interest and dividend income	$35,150	$35,367	$34,972	$36,851	$38,087
Interest expense	6,696	7,566	8,512	10,217	12,186
Net interest income	28,454	27,801	26,460	26,634	25,901
Provision for loan losses	689	462	757	893	473
Net interest income after provision for loan losses	27,765	27,339	25,703	25,741	25,428
Other income	4,390	4,246	4,463	4,003	3,538
Other expenses	21,888	21,765	21,972	21,563	20,376
Income before taxes	10,267	9,820	8,194	8,181	8,590
Provision for income taxes	3,399	3,522	2,845	3,180	3,532
Net income	$6,868	$6,298	$5,349	$5,001	$5,058

Per Share Data:
Earnings per share, basic	$1.14	$1.00	$0.82	$0.75	$0.75
Earnings per share, diluted	$1.12	$0.98	$0.81	$0.74	$0.74
Dividends per share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividend payout ratio	22.0%	25.7%	31.2%	34.5%	34.6%
Weighted average shares – basic	6,015,157	6,266,344	6,520,951	6,652,537	6,748,334
Weighted average shares – diluted	6,124,158	6,400,804	6,607,109	6,715,404	6,831,989

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.65%	0.61%	0.51%	0.48%	0.54%
Return on average equity	6.31	5.89	5.02	4.73	4.90
Interest rate spread (1)	3.04	3.08	3.10	3.43	3.54
Net interest margin (2)	3.19	3.15	3.12	3.37	3.51
Noninterest expense to average assets	2.08	2.10	2.09	2.08	2.18
Efficiency ratio (3)	66.64	67.91	71.05	70.38	69.21
Average interest-earning assets to average interest-bearing liabilities	120.67	107.76	102.41	95.18	98.17
Average equity to average assets	10.34	10.32	10.16	10.20	11.03

Capital Ratios (4):
Tier 1 leverage capital	9.30	9.78	9.96	9.62	9.72
Common equity Tier 1 risk-based capital	17.94	—	—	—	—
Tier 1 risk-based capital	17.94	18.73	19.05	19.92	19.40
Total risk-based capital	18.52	19.24	19.77	20.63	18.75

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.41	0.49	0.56	0.57	0.52
Allowance for loan losses as a percent of nonperforming loans	56.3	60.0	82.8	69.5	58.0
Non-performing loans as a percent of total loans	0.72	0.81	0.68	0.82	0.89
Non-performing assets as a percent of total assets	0.72	0.68	0.55	0.64	0.66

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank. Common equity Tier 1 risk-based capital was introduced in 2015.

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

Balance Sheet Analysis

General. Total assets increased $18.6 million, or 1.8%, to $1,043.4 million at December 31, 2015 from $1,024.8 million at December 31, 2014. Total loans, net, increased $9.9 million, or 1.3%, to $783.9 million at December 31, 2015 from $744.0 million at December 31, 2014 as a result of loan originations and other advances totaling $156.8 million offset by payoffs and payments received of $147.8 million. Investment and mortgage-backed securities increased $1.7 million, or 1.5%, to $113.0 million at December 31, 2015 from $111.3 million at December 31, 2014. Cash and cash equivalents increased $7.4 million, or 9.2%, to $87.7 million at December 31, 2015 from $80.3 million at December 31, 2014. The increase in investments and mortgage-backed securities resulted from purchases of investments offset by normal repayments, calls and payoffs. Cash and cash equivalents increased as deposit growth exceeded increases in loans and investments and payoffs in borrowings.

Deposits increased $24.9 million, or 3.2%, to $812.0 million at December 31, 2015 from $787.1 million at December 31, 2014. The Company continued its focus on core deposits, which increased $23.8 million, or 3.9%, to $632.1 million. Certificates of deposit increased $1.1 million, or 0.6%, to $179.9 million at December 31, 2015 compared to December 31, 2014. Total borrowings decreased $12.2 million, or 10.4%, to $105.0 million at December 31, 2015 from $117.2 million at December 31, 2014. The decrease resulted from the redemption of trust preferred securities of $7.2 million and decreases in FHLB advances of $5.0 million to $105.0 million.

Loans. Our primary lending activity is the origination of loans secured by real estate. Total loans, net, represented 75.1% of total assets at December 31, 2015, compared to 75.5% of total assets at December 31, 2014.

Loans receivable, net, increased $9.9 million, or 1.3%, in 2015 to $783.9 million at December 31, 2015. One- to four-family residential loans increased $20.4 million, or 3.5%, to $607.8 million representing 77.6% of total loans. Commercial real estate mortgages decreased $5.7 million, or 6.4%, to $84.1 million representing 10.7% of total loans. Construction loans decreased $1.6 million, or 8.0%, to $18.6 million representing 2.4% of total loans. Commercial loans decreased $894 thousand, or 4.0%, to $21.4 million representing 2.7% of total loans. Consumer loans, almost all of which are home equity loans, decreased $3.2 million, or 5.9%, to $51.4 million representing 6.6% of total loans. Loan originations in 2015 totaled $156.8 million, which was an increase of $2.2 million, or 1.5%, over 2014. Loan originations resulted from originations from normal property purchase activity and refinance activity. The origination activity was offset by payoffs and payments received of $144.4 million, which was an increase of $20.2 million over 2014. The increase in payoff and payment activity in 2015 resulted from higher refinance activity due to lower interest rates on loans in 2015 compared to 2014. One- to four-family residential loan originations accounted for $91.5 million, or 58.4%, of total loan originations. Commercial real estate loan originations totaled $5.0 million, or 3.2%, of total loan originations. Construction loan originations totaled $26.4 million, or 16.8%, of total loan originations. Commercial loan originations totaled $17.2 million, or 11.0%, of total originations. Consumer loan originations totaled $16.6 million, or 10.6%, of total loan originations.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

Table 1: Loan Portfolio Analysis

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate - mortgage:
One- to four-family residential	$607,807	77.6%	$587,399	75.9%	$545,812	73.2%	$522,206	74.1%	$547,906	75.2%
Commercial and multi-family	84,075	10.7	89,778	11.5	90,855	12.2	80,013	11.3	77,073	10.6
Total real estate - mortgage loans	691,882	88.3	677,177	87.4	636,667	85.4	602,219	85.4	624,979	85.8

Real estate - construction:
Residential	14,960	1.9	16,030	2.1	25,113	3.4	12,709	1.8	8,057	1.1
Commercial	3,595	0.5	4,141	0.5	2,510	0.3	4,821	0.7	3,791	0.5
Total real estate - construction loans	18,555	2.4	20,171	2.6	27,623	3.7	17,530	2.5	11,848	1.6

Commercial	21,383	2.7	22,277	2.9	23,445	3.1	22,932	3.3	23,937	3.3
Consumer:
Home equity	51,001	6.5	54,279	7.0	57,367	7.7	61,328	8.7	66,788	9.2
Other	431	0.1	377	0.1	628	0.1	879	0.1	810	0.1
Total consumer loans	51,432	6.6	54,656	7.1	57,995	7.8	62,207	8.8	67,598	9.3

Total loans	783,252	100.0%	774,281	100.0%	745,730	100.0%	704,888	100.0%	728,362	100.0%

Net deferred loan costs (fees)	3,886		3,496		3,271		3,007		3,026
Allowance for loan losses	(3,190)		(3,760)		(4,199)		(3,997)		(3,762)
Loans, net	$783,948		$774,017		$744,802		$703,898		$727,626

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table 2: Contractual Maturities and Interest Rate Sensitivity

(In thousands)	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$1,507	$17,820	$7,837	$470	$27,634
More than one to five years	10,088	735	6,879	4,172	21,874
More than five years	680,287	—	6,668	46,789	733,744
Total	$691,882	$18,555	$21,384	$51,431	$783,252
Interest rate terms on amounts due after one year:
Fixed-rate loans	$535,663	$14,496	$8,771	$20,797	$579,727
Adjustable-rate loans	156,219	4,060	12,612	30,634	203,525
Total	$691,882	$18,555	$21,383	$51,431	$783,252

Table 3: Loan Origination, Purchase and Sale Activity

(In thousands)	2015	2014	2013	2012	2011

Total loans, net, at beginning of period	$774,017	$744,802	$703,898	$727,626	$660,340
Loans originated:
Real estate-mortgage	96,535	90,656	116,947	117,816	88,369
Real estate-construction	26,411	32,530	35,604	21,737	17,873
Commercial	17,228	15,060	17,045	14,474	15,517
Consumer	16,599	16,285	17,150	14,911	12,847
Total loans originated	156,773	154,531	186,746	168,938	134,606
Loans purchased	—	—	—	342	554
Loans acquired through acquisition of Select Bank	—	—	—	—	81,608
Deduct:
Real estate loan principal repayments	107,157	89,049	106,621	155,087	109,380
Loan sales	—	—	—	—	—
Other repayments	37,263	35,145	37,637	36,351	39,593
Total loan repayments	144,420	124,194	144,258	191,438	148,973
Transfer to real estate owned	2,126	872	1,165	1,049	191
Loans charged -off	1,258	977	568	378	700
Increase (decrease) due to deferred loan fees and allowance for loan losses	962	727	149	(143)	382
Net (decrease) increase in loan portfolio	9,931	29,215	40,904	(23,728)	67,286
Total loans, net, at end of period	$783,948	$774,017	$744,802	$703,898	$727,626

Securities. At December 31, 2015 our securities portfolio represented 10.8% of total assets, compared to 10.9% at December 31, 2014. Investment securities increased $1.7 million to $113.0 million at December 31, 2015 from $111.3 million at December 31, 2014 primarily as the result of increases of $12.5 million in GNMA and FNMA mortgage backed securities offset by decreases of $11.0 million in U.S. agency securities.

The following table sets forth amortized cost and fair value information relating to our investment and mortgage-backed securities portfolios at the dates indicated:

Table 4: Investment Securities

	At December 31,
	2015		2014		2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. Government and agencies	$10,033	$10,040	$21,223	$20,991	$35,035	$32,903
Agency mortgage-backed	94,248	92,982	81,383	80,258	83,187	81,659
Corporate debt	9,660	8,844	9,596	8,839	11,551	10,797
Total debt securities	113,941	111,866	112,202	110,088	129,773	125,359
Equity securities	3	42	3	28	3	30
Total securities available for sale	113,944	111,908	112,205	110,116	129,776	125,389

Securities held to maturity:
Agency mortgage-backed	507	560	707	784	984	1,075
Municipal	577	577	494	494	2,328	2,328
Total securities held to maturity	1,084	1,137	1,201	1,278	3,312	3,403
Total	$115,028	$113,045	$113,406	$111,394	$133,088	$128,791

At December 31, 2015, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2015. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2015, mortgage-backed securities with adjustable rates totaled $1.2 million. Weighted average yields are on a tax-equivalent basis.

Table 5: Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
At December 31, 2015 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Securities available for sale:
U. S. Government and agency	$—	—	$33	1.15%	$10,000	1.99%	$—	—	$10,033	1.99%
Mortgage-backed	—	—	14	6.10%	6,455	1.28%	87,779	1.71%	94,248	1.68%
Corporate debt	5,974	1.91%	—	—	—	—	3,686	2.65%	9,660	2.21%
Total securities available for sale	$5,974	1.91%	$47	2.61%	$16,455	1.71%	$91,465	1.74%	$113,941	1.75%

Securities held to maturity:
Mortgage-backed	$—	—	$—	—	$304	4.97%	$203	5.88%	$507	5.34%
Municipal	577	0.96%	—	—	—	—	—	—	577	1.93%
Total held to maturity debt securities	$577	0.96%	$—	—	$304	4.97%	$203	5.88%	$1,084	3.52%
Total	$6,551	1.83%	$47	2.61%	$16,759	1.77%	$91,668	1.74%	$115,025	1.77%

Deposits. Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance. At December 31, 2015 and 2014, there were approximately $194.6 million and $181.0 million of such deposits, respectively.

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $24.9 million, or 3.2%, to $812.0 million in 2015. The Company continued its focus on core deposits, which increased $23.8 million, or 3.9%, to $632.1 million. The change in deposits consisted of increases in demand deposits of $17.9 million, savings accounts of $6.0 million and in time deposits of $1.1 million. A repricing of a segment of interest bearing demand deposits to non-interest bearing demand deposits led to the change of category of those deposits.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing and sales efforts, we have been able to attract core deposits of 77.8% of total deposits at December 31, 2015, compared to 77.3% in 2014.

Table 6: Deposits

	At December 31,
(Dollars in thousands)	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$190,614	23.5%	$98,417	12.5%	$96,750	12.4%
Interest-bearing demand deposits	266,874	32.9	341,206	43.4	322,857	41.3
Savings accounts	174,640	21.5	168,686	21.4	170,661	21.9
Time deposits	179,905	22.1	178,770	22.7	190,379	24.4
Total	$812,033	100.0%	$787,079	100.0%	$780,647	100.0%

Table 7: Time Deposit Maturities of $100,000 or More

Maturity Period	Certificates of Deposit
At December 31, 2015 (In thousands)
Three months or less	$10,232
Over three through six months	9,383
Over six through twelve months	26,787
Over twelve months	24,158
Total	$70,560

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

Table 8: Borrowings

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Maximum amount outstanding at any month end during the period:
FHLB advances	$110,000	$110,000	$110,000
Subordinated debt	7,217	10,309	15,464

Average amounts outstanding during the period:
FHLB advances	$109,849	$110,000	$110,000
Subordinated debt	4,686	9,309	13,713

Weighted average interest rate during the period:
FHLB advances	3.41%	3.83%	3.88%
Subordinated debt	8.75	8.64	8.69

Balance outstanding at end of period:
FHLB advances	$105,000	$110,000	$110,000
Subordinated debt	—	7,217	10,309

Weighted average interest rate at end of period:
FHLB advances	3.38%	3.37%	3.80%
Subordinated debt	—	8.67	8.67

At December 31, 2015, Federal Home Loan Bank advances decreased $5.0 million, or 4.5%, to $105.0 million from $110 million at December 31, 2014. These advances mature starting in 2016 through 2024.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement. On August 30, 2013, the Company redeemed $5.2 million of this issue resulting in a remaining outstanding balance of $10.3 million. On September 5, 2014, the Company redeemed $3.1 million of this issue resulting in a remaining outstanding balance of $7.2 million. On August 26, 2015, the Company redeemed the remaining $7.2 million of this issue.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

Table 9: Overview of 2015, 2014 and 2013

(Dollars in thousands)	2015	2014	2013	% Change 2015/2014	% Change 2014/2013

Net income	$6,868	$6,298	$5,349	9.1%	17.7%
Return on average assets	0.65%	0.61%	0.51%	6.6	19.6
Return on average equity	6.31%	5.89%	5.02%	7.1	17.3
Average equity to average assets	10.34%	10.32%	10.16%	0.2	1.6

2015 vs. 2014. Net income increased $570 thousand, or 9.1%, in 2015 to $6.9 million. The increase was due to an increase in net interest income of $653 thousand, an increase in other income of $144 thousand and a decrease in taxes of $123 thousand offset by an increase in the provision for loan losses of $227 thousand and an increase in other expenses of $123 thousand.

2014 vs. 2013. Net income increased $949 thousand, or 17.7%, in 2014 to $6.3 million. The increase was due to an increase in net interest income of $1.3 million, a decrease in the provision for loan losses of $295 thousand and a decrease in other expenses of $207 thousand offset by a decrease in other income of $217 thousand and an increase in taxes of $677 thousand.

Net Interest Income.

2015 vs. 2014. Net interest income increased $653 thousand, or 2.3%, to $28.5 million for 2015 from $27.8 million in 2014. Net interest margin increased four basis points to 3.19% for 2015 from 3.15% in 2014. The increase in net interest income for 2015 resulted from an increase in average interest-earning assets of $10.2 million, a decrease in average interest-bearing liabilities of $79.1 million and a decrease in the average cost of interest-bearing liabilities of 2 basis points to 0.90% offset by a decrease of 7 basis points in the average yield on interest-earning assets to 3.94%. Changes in average balances of earning assets and interest bearing liabilities and a decrease in the average cost of interest bearing liabilities resulted from the Company’s strategy to grow earning assets, and decrease interest bearing liabilities. The declining yields on earning assets reflect the continued impact of repricing of the earning assets in the low interest rate environment, such that maturing assets were replaced with lower yield investments.

Total interest and dividend income decreased $217 thousand, or 0.6%, to $35.1 million for 2015, as an increase in the average balance of loans was partially offset by a decrease in the average balance of investments. Interest income on loans decreased $69 thousand as an increase in the average balance of the portfolio of $16.0 million, or 2.1%, was partially offset by the decrease in the average yield of nine basis points to 4.20%. The decrease in the average yield was the primarily the result of lower rates on new loans originated and payoffs or refinances of higher yielding loans. Decreased balances and a lower yield in the investment portfolio accounted for the $148 thousand decrease in interest income on investment securities in 2015. The average balance of the investment portfolio decreased $5.8 million, or 4.8%, in 2015, while the average yield decreased two basis points to 2.14%.

Total interest expense decreased $870 thousand, or 11.5%, to $6.7 million for 2015 as compared to 2014 as the result of decreases in the cost and balance of interest-bearing liabilities. Interest paid on deposits decreased $9 thousand, or 0.3%, in 2015 as the average balance of interest-bearing deposits decreased $74.4 million, or 10.6%, in 2015 due to decreases of $70.2 million in the average balances of interest-bearing checking and of $4.9 million in the average balance of certificates of deposit offset by increases in the average balance of savings accounts of $672 thousand and in the average interest rate paid on deposits of five basis points. The decrease in interest-bearing checking deposits resulted from the Company’s restructuring of checking products to non-interest bearing from interest-bearing. Interest paid on borrowings decreased $861 thousand, or 17.1%, in 2015. The average rate paid on borrowings decreased 42 basis points to 3.41% due to lower rates paid on refinanced borrowings. The average balance of subordinated debt decreased $4.6 million due to a redemption of the remaining outstanding balance of subordinated debt.

2014 vs. 2013. Net interest income increased $1.3 million, or 5.1%, to $27.8 million for 2014 from $26.5 million in 2013. Net interest margin increased 3 basis points to 3.15% for 2014 from 3.12% in 2013. The increase in net interest income for 2014 resulted from an increase in the average interest-earning assets of $35.1 million, a decrease in average interest-bearing liabilities of $8.5 million and a decrease in the average cost of interest-bearing liabilities of 11 basis points to 0.92% offset by a decrease of 11 basis points in the average yield on interest-earning assets to 4.01%. The lower yield on interest-earning assets was primarily attributable to lower yields on new loans and investments offset by an increase in the balance of interest-earning assets and decreases in the cost and balance of interest-bearing liabilities.

Total interest and dividend income increased $395 thousand, or 1.1%, to $35.4 million for 2014, as an increase in the average balance of loans was partially offset by a decrease in the average balance of investments. Interest income on loans increased $691 thousand as an increase in the average balance of the portfolio of $44.7 million, or 6.2% was partially offset by the decrease in the average yield of 18 basis points to 4.29%. The decrease in the average yield was the primarily the result of lower rates on new loans originated and payoffs or refinances of higher yielding loans. Decreased balances and a lower yield in the investment portfolio accounted for the $296 thousand decrease in interest income on investment securities in 2014. The average balance of the investment portfolio decreased $9.6 million, or 7.4%, in 2014, while the average yield decreased 7 basis points to 2.16%.

Total interest expense decreased $946 thousand, or 11.1%, to $7.6 million for 2014 as compared to 2013 was the result of decreases in the cost and balance of interest-bearing liabilities. Interest paid on deposits decreased $507 thousand, or 16.6%, in 2014. The average interest rate paid on deposits decreased 7 basis points to 0.36% as a result of the prevailing lower interest rate environment during 2014. The average balance of interest-bearing deposits decreased $4.1 million, or 0.6%, in 2014 due to decreases of $19.2 million in the average balance of certificates of deposit and savings accounts of $2.2 million offset by an increase in the average balances of interest-bearing checking of $17.3 million, as customers shifted deposits from CD’s and savings accounts to interest bearing checking. Interest paid on borrowings decreased $439 thousand, or 8.0%, in 2014. The average rate paid on borrowings decreased 20 basis points to 4.21%. The average balance of subordinated debt decreased $4.4 million due to a reduction in the outstanding balance of subordinated debt.

Table 10: Net Interest Income – Changes Due to Rate and Volume

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$652	$(721)	$(69)	$1,959	$(1,268)	$691
Investment securities	(123)	(25)	(148)	(208)	(88)	(296)
Total interest-earning assets	529	(746)	(217)	1,751	(1,356)	395

Interest expense:
Deposits	29	(38)	(9)	(18)	(489)	(507)
FHLB advances	(44)	(423)	(467)	—	(51)	(51)
Subordinated debt	(394)	—	(394)	(388)	—	(388)
Total interest-bearing liabilities	(409)	(461)	(870)	(406)	(540)	(946)
Net change in interest income	$938	$(285)	$653	$2,157	$(816)	$1,341

Provision for Loan Losses.

2015 vs. 2014. Provision for loan losses increased $227 thousand to $689 thousand in 2015 as compared to $462 thousand in 2014. The increase resulted from higher provision needed for loans moving to real estate owned offset by lower general reserves in 2015 compared to 2014 due to improved portfolio performance and macroeconomic trends resulting in lower loss rates applied in calculation of general reserves on loans. Loan loss provisions in 2015 were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of classified and non-performing loans, the level of charge-offs and the current economic conditions.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

Table 11: Other Income Summary

(Dollars in thousands)	2015	2014	2013	% Change 2015/2014	% Change 2014/2013
Service charges	$1,986	$1,753	$2,098	13.3%	(16.4)%
Cash surrender value of life insurance	629	633	665	(0.6)	(4.8)
Gain (loss) on sale of AFS securities	3	95	3	(96.8)	3066.7
Other	1,772	1,765	1,697	0.4	4.0
Total	$4,390	$4,246	$4,463	3.4%	(4.9)%

2015 vs. 2014. Total other income increased $144 thousand, or 3.4%, to $4.4 million in 2015 compared to the same period in 2014 due primarily to increases of $233 thousand in fees collected on deposit and loan accounts and of $7 thousand in Visa debit card commissions offset by decreases of $4 thousand in cash surrender value of life insurance increases and of $92 thousand on gains on sale or calls of AFS securities.

2014 vs. 2013. Total other income decreased $217 thousand, or 4.9%, to $4.2 million in 2014 compared to the same period in 2013 due primarily to decreases of $345 thousand in fees collected on deposit and loan accounts, $32 thousand in cash surrender value of life insurance offset by increases of $68 thousand in Visa debit card commissions and other income and of $92 thousand on gains on sale or calls of AFS securities.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

Table 12: Other Expense Summary

(Dollars in thousands)	2015	2014	2013	% Change 2015/2014	% Change 2014/2013

Salaries and employee benefits	$12,864	$12,684	$12,436	1.4%	2.0%
Occupancy and equipment	5,001	5,095	5,100	(1.8)	(0.1)
FDIC deposit insurance	551	535	541	3.0	(1.1)
Advertising	419	429	412	(2.3)	4.1
Professional services	1,054	1,035	1,318	1.8	(21.5)
Supplies	216	229	267	(5.7)	(14.2)
Telephone	119	125	130	(4.8)	(3.8)
Postage	163	191	183	(14.7)	4.4
Charitable contributions	178	141	147	26.2	(4.1)
Insurance	208	199	184	4.5	8.2
Real estate owned expenses	144	61	270	136.1	(77.4)
All other	971	1,041	984	(6.7)	5.8
Total	$21,888	$21,765	$21,972	0.6%	(0.9)%

2015 vs. 2014. Total other expenses increased $123 thousand, or 0.6%, to $21.9 million for 2015 compared to $21.8 million for 2014. The increase in other expenses for 2015 resulted from increases in salary and benefits of $180 thousand, REO expenses of $83 thousand, FDIC insurance of $16 thousand, professional services of $19 thousand, insurance of $9 thousand and charitable contributions of $37 thousand offset by decreases in occupancy and equipment of $94 thousand, advertising expenses of $10 thousand, supplies of $13 thousand, telephone of $6 thousand, postage of $28 thousand and all other expenses of $70 thousand. The increase in REO expenses resulted from properties sold or reevaluated at lower prices than the original recorded investment and the costs associated with maintaining the properties. The increase in salaries and employee benefits resulted from normal increases in 2015 over 2014 costs. The remaining expense changes were the result of normal increases and decreases in year over year operations.

2014 vs. 2013. Total other expenses decreased $207 thousand, or 0.9%, to $21.8 million for 2014 compared to $22.0 million for 2013. The decrease in other expenses for 2014 resulted from decreases in REO expenses of $209 thousand, occupancy and equipment of $5 thousand, FDIC insurance of $6 thousand, professional services of $283 thousand, supplies of $38 thousand, telephone of $5 thousand and charitable contributions of $6 thousand offset by increases in salary and benefits of $248 thousand, advertising expenses of $17 thousand, postage of $8 thousand, insurance of $15 thousand, and all other expenses of $57 thousand. The higher than normal decrease in REO expenses resulted from 2013 properties sold or reevaluated at lower prices than the original recorded investment and the costs associated with maintaining the properties not incurred in 2014. The decrease in professional services resulted from 2013 costs not in 2014 to start up a subsidiary. The remaining expense changes including an increase in salaries and employee benefits were the result of normal increases and decreases in year over year operations.

Income Taxes.

2015 vs. 2014. Income tax expense decreased $123 thousand, or 3.5%, to $3.4 million for the year ended December 31, 2015 as compared to $3.5 million for the year ended December 31, 2014. The effective tax rate decreased to 33.1% from 35.9% in 2015 compared to 2014. The decrease in the effective rate was primarily based upon a change in the mix of assets with a tax preference offset by taxes paid on higher taxable income.

2014 vs. 2013. Income tax expense increased $677 thousand, or 23.8%, to $3.5 million for the year ended December 31, 2014 as compared to $2.8 million for the year ended December 31, 2013. The effective tax rate increased to 35.9% from 34.7% in 2014 compared to 2013. The increase in the effective rate was primarily based upon higher taxes on higher taxable income and a change in the mix of assets with a tax preference.

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

Table 13: Average Balance Tables

	Year Ended December 31,
	2015			2014			2013
(Dollars in Thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$779,368	$32,716	4.20%	$763,374	$32,785	4.29%	$718,669	$32,094	4.47%
Investment securities	113,817	2,434	2.14	119,575	2,582	2.16	129,174	2,878	2.23
Total interest-earning assets	893,185	35,150	3.94	882,949	35,367	4.01	847,843	34,972	4.12
Noninterest-earning assets	159,007			153,941			201,938
Total assets	$1,052,192			$1,036,890			$1,049,781

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$276,149	482	0.17%	$346,314	537	0.16%	$328,973	513	0.16%
Savings accounts	170,547	343	0.20	169,875	341	0.20	172,112	344	0.20
Certificates of deposit	178,957	1,712	0.96	183,838	1,668	0.91	203,055	2,196	1.08
Total interest-bearing deposits	625,653	2,537	0.41	700,027	2,546	0.36	704,140	3,053	0.43

FHLB advances	109,849	3,749	3.41	110,000	4,216	3.83	110,000	4,267	3.88
Subordinated debt	4,686	410	8.75	9,309	804	8.64	13,713	1,192	8.69
Total borrowings	114,535	4,159	3.63	119,309	5,020	4.21	123,713	5,459	4.41
Total interest-bearing liabilities	740,188	6,696	0.90	819,336	7,566	0.92	827,853	8,512	1.03
Noninterest-bearing demand accounts	190,442			98,985			103,442
Other	12,748			11,585			11,837
Total liabilities	943,378			929,906			943,132
Retained earnings	108,814			106,984			106,649
Total liabilities and retained earnings	$1,052,192			$1,036,890			$1,049,781
Net interest income		$28,454			$27,801			$26,460
Interest rate spread			3.04%			3.08%			3.10%
Net interest margin			3.19%			3.15%			3.12%
Average interest-earning assets to average interest-bearing liabilities				107.76%			102.41%

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

Non-performing assets totaled $7.5 million, or 0.72% of total assets, at December 31, 2015, compared to $6.9 million, or 0.68% of total assets, at December 31, 2014. Non-performing assets consisted of seventeen residential mortgages totaling $2.6 million, five commercial mortgages totaling $1.6 million, one construction mortgage totaling $143 thousand, one commercial loan totaling $41 thousand, eight consumer equity loans totaling $601 thousand, five TDR non-accrual loans totaling $708 thousand and six real estate owned properties totaling $1.8 million. Specific reserves recorded for these loans at December 31, 2015 were $804 thousand.

Table 14: Nonperforming Assets

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Real estate-mortgage loans	$2,597	$3,626	$3,618	$3,850	$4,768
Real estate-commercial and multifamily	1,580	803	463	1,275	392
Real estate-construction	143	143	—	84	—
Commercial	41	501	—	200	318
Consumer	601	502	674	342	198
Total	4,962	5,575	4,755	5,751	5,676
Troubled debt restructurings –nonaccrual	708	694	316	—	805
Total nonaccrual loans	5,670	6,269	5,071	5,751	6,481
Real estate owned	1,814	650	498	906	98
Total nonperforming assets	$7,484	$6,919	$5,569	$6,657	$6,579
Total nonperforming loans to total loans	0.72%	0.81%	0.68%	0.82%	0.89%
Total nonperforming loans to total assets	0.54%	0.61%	0.50%	0.55%	0.65%
Total nonperforming assets to total assets	0.72%	0.68%	0.55%	0.64%	0.66%

Interest income that would have been recorded for the year ended December 31, 2015 had nonaccruing loans been current according to their original terms amounted to $268 thousand.

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

Classified assets decreased $3.1 million to $18.2 million at December 31, 2015 from $21.3 million at December 31, 2014. The decrease in classified assets reflects a decrease in classified residential mortgage loans of $2.2 million, $39 thousand in consumer loans, $272 thousand in commercial mortgage loans and $546 thousand in commercial loans.

Table 15: Classified Assets

	At December 31,
(In thousands)	2015	2014	2013

Special mention assets	$4,310	$5,879	$5,451
Substandard assets	13,877	15,371	12,822
Doubtful and loss assets	—	14	—
Total classified assets	$18,187	$21,264	$18,273

Table 16: Loan Delinquencies (1)

	At December 31,
	2015		2014		2013
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate-mortgage loans	$1,483	$—	$3,154	$—	$1,271	$—
Commercial loans	—	—	—	—	—	—
Consumer loans	93	21	485	5	266	50
Total	$1,576	$21	$3,639	$5	$1,537	$50

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

At December 31, 2015, our allowance for loan losses represented 0.41% of total net loans. The allowance for loan losses decreased to $3.2 million at December 31, 2015 from $3.8 million at December 31, 2014 due to provisions for loan losses of $689 thousand offset by net charge-offs of $1.3 million. The decrease in the provision for loan losses for 2015 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the increase of loans in the portfolio, level of classified loans, non-performing loans, the level of charge-offs and the current economic conditions. At December 31, 2015, the specific allowance on impaired or collateral-dependent loans was $804 thousand and the general valuation allowance on the remainder of the loan portfolio was $2.4 million.

At December 31, 2014, our allowance for loan losses represented 0.49% of total net loans. The allowance for loan losses decreased to $3.8 million at December 31, 2014 from $4.2 million at December 31, 2013 due to provisions for loan losses of $462 thousand offset by net charge-offs of $901 thousand. The decrease in the provision for loan losses for 2014 was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the increase of loans in the portfolio, level of classified loans, non-performing loans, the level of charge-offs and the current economic conditions. At December 31, 2014, the specific allowance on impaired or collateral-dependent loans was $1.0 million and the general valuation allowance on the remainder of the loan portfolio was $2.8 million.

Table 17: Allocation of Allowance for Loan Losses

	At December 31,
	2015			2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$2,291	71.8%	87.8%	$2,943	78.3%	87.4%	$3,532	84.1%	85.2%
Real estate-construction loans	25	0.8	3.0	33	0.9	2.6	85	2.0	1.6
Commercial	236	7.4	2.6	380	10.1	2.9	230	5.5	3.8
Consumer	638	20.0	6.6	404	10.7	7.1	352	8.4	9.4
Total allowance for loan losses	$3,190	100.0%	100.0%	$3,760	100.0%	100.0%	$4,199	100.0%	100.0%

	At December 31,
	2012			2011
(Dollars in Thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate-mortgage loans	$3,094	77.4%	85.4%	$2,973	79.0%	85.8%
Real estate-construction loans	187	4.7	2.5	98	2.6	1.6
Commercial	286	7.2	3.3	229	6.1	3.3
Consumer	430	10.7	8.8	462	12.3	9.3
Total allowance for loan losses	$3,997	100.0%	100.0%	$3,762	100.0%	100.0%

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

Table 18: Analysis of Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance at beginning of period	$3,760	$4,199	$3,997	$3,762	$3,988
Provision for loan losses	689	462	757	893	473
Charge-offs:
Real estate-mortgage loans	684	538	393	557	559
Real estate-construction loans	—	—	—	—	—
Commercial loans	331	—	154	29	90
Consumer loans	244	439	21	105	51
Total charge-offs	1,259	977	568	691	700
Recoveries:
Real estate-mortgage loans	—	1	—	13	—
Real estate-construction loans	—	—	—	—	—
Commercial loans	—	75	—	20	—
Consumer loans	—	—	13	—	1
Total recoveries	—	76	13	33	1
Net charge-offs (recoveries)	1,259	901	555	658	699
Allowance at end of period	$3,190	$3,760	$4,199	$3,997	$3,762
Allowance to nonperforming loans	56.3%	60.0%	82.8%	69.5%	58.0%
Allowance to total loans outstanding at the end of the period	0.41%	0.49%	0.56%	0.57%	0.52%
Net charge-offs to average loans outstanding during the period	0.16%	0.12%	0.08%	0.09%	0.10%

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In 2015, we experienced charge-offs of $1.3 million on 20 loans based on current appraisals of properties securing non-performing loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Table 19: Net Interest Income Simulation

	At December 31, 2015 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	$2,586	$7,713
100 basis point decrease in rates	$(571)	$(2,717)

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

Economic Value of Equity Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2015 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

Table 20: EVE Analysis

Basis Point (“bp”)	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$106,153	$(32,186)	(23.27)%	10.92%	(214)	bp
200	119,229	(19,110)	(13.81)	11.89	(117)
100	130,649	(7,690)	(5.56)	12.66	(40)
50	135,038	(3,301)	(2.39)	12.91	(15)
0	138,339	—	—	13.06	—
(50)	139,978	1,638	1.18	13.07	1
(100)	139,371	1,031	0.75	12.90	(16)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $87.7 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $36.5 million at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow an additional $271.8 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $271.8 million. On that date, we had no overnight advances outstanding.

At December 31, 2015, we had $78.0 million in commitments outstanding, which included $19.2 million in residential loans, $2.5 million in commercial loans, $10.8 million in undisbursed construction loans, $28.2 million in unused home equity lines of credit and $17.2 million in commercial lines and letters of credit. Certificates of deposit due within one year of December 31, 2015 totaled $123.4 million, or 68.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Table 21: Outstanding Loan Commitments

	Amount of Commitment Expiration - Per Period
At December 31, 2015 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Commitments to originate loans	$21,745	$—	$—	$—	$21,745
Unused portion of unsecured consumer lines of credit	8	—	—	—	8
Unused portion of home equity lines of credit	28,244	576	1,614	658	25,396
Unused portion of commercial lines of credit	15,140	13,843	1,297	—	—
Unused portion of commercial letters of credit	2,063	1,862	101	—	100
Undisbursed portion of construction loans in process	10,781	9,953	828	—	—
Total	$77,981	$26,234	$3,840	$658	$47,249

Table 22: Contractual Obligations

		Payments due by period
At December 31, 2015 (In thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years

Short-term debt obligations	$25,301	$25,301	$—	$—	$—
Long-term debt obligations	96,031	2,953	25,005	4,324	63,749
Time deposits	179,904	123,394	45,397	8,971	2,142
Operating lease obligations(1)	1,135	160	338	363	274
Total	$302,371	$151,808	$70,740	$13,658	$66,165

(1)	Payments are for lease of real property.

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

Table 23: Summary of Investing and Financing Activities

	Year Ended December 31,
(In thousands)	2015	2014	2013
Investing activities:
Loan originations, net of repayments	$12,471	$30,527	$42,800
Securities purchased	25,754	32,652	52,849
Loans purchased	—	—	—

Financing activities:
Increase (decrease) in deposits	$24,955	$6,398	$(21,112)
Increase (decrease) in FHLB advances	(5,000)	—	—
Increase (decrease) in subordinated debt	(7,311)	(3,146)	(5,263)

The Company is a separate legal entity from Ocean City Home Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from Ocean City Home Bank.  The amount of dividends that Ocean City Home Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Board and the Office of the Comptroller of the Currency, but with prior notice to the Federal Reserve Board and the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  The Company received dividends from Ocean City Home Bank for the years ended December 31, 2015, 2014 and 2013 of $9.0 million, $9.0 million and $6.0 million, respectively. At December 31, 2015, the Company had liquid assets of $4.0 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that could have a direct material effect on our operations and financial position. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Ocean City Home Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is our intention to maintain “well-capitalized” risk-based capital levels. Company capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At December 31, 2015, the Company and Ocean City Home Bank exceeded all of their regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2015 and 2014, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the internal control over financial reporting of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 11, 2016

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)

	December 31,
	2015	2014
ASSETS

Cash and amounts due from depository institutions	$7,496	$9,023
Interest-earning bank balances	80,214	71,284
Cash and cash equivalents	87,710	80,307

Investment securities held to maturity (estimated fair value— $1,137 at December 31, 2015 and $1,278 at December 31, 2014)	1,084	1,201
Investment securities available for sale (amortized cost— $113,944 at December 31, 2015 and $112,205 at December 31, 2014)	111,908	110,116
Loans—net of allowance for loan losses of $3,190 and $3,760 at December 31, 2015 and 2014	783,948	774,017
Accrued interest receivable:
Loans	2,330	2,304
Investment securities	21	33
Federal Home Loan Bank stock—at cost	5,864	6,039
Office properties and equipment—net	12,359	12,870
Prepaid expenses and other assets	2,242	3,161
Real estate owned	1,814	650
Cash surrender value of life insurance	24,457	23,828
Deferred tax asset	4,572	5,062
Goodwill	4,630	4,630
Other intangible assets	440	536

TOTAL ASSETS	$1,043,379	$1,024,754

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits	$190,614	$98,417
Interest bearing deposits	621,419	688,661
Advances from Federal Home Loan Bank	105,000	110,000
Junior subordinated debentures	-	7,217
Advances from borrowers for taxes and insurance	4,591	4,026
Accrued interest payable	589	879
Other liabilities	9,377	9,743

Total liabilities	931,590	918,943

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 issued, 6,403,058 and 6,393,344 outstanding shares at December 31, 2015 and 2014	73	73
Additional paid in capital	66,397	66,059
Retained earnings - partially restricted	62,480	57,055
Treasury stock - at cost: 904,532 and 914,246 at December 31, 2015 and 2014	(12,694)	(12,678)
Common stock acquired by employee benefit plans	(2,297)	(2,639)
Deferred compensation plans trust	(783)	(608)
Accumulated other comprehensive loss	(1,387)	(1,451)

Total stockholders' equity	111,789	105,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,043,379	$1,024,754

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$32,715	$32,785	$32,094
Taxable interest on mortgage-backed securities	1,408	1,368	1,393
Non-taxable interest on municipal securities	4	7	69
Taxable interest and dividends on investments securities	1,023	1,207	1,416

Total interest and dividend income	35,150	35,367	34,972

INTEREST EXPENSE:
Deposits	2,537	2,546	3,053
Borrowings	4,159	5,020	5,459

Total interest expense	6,696	7,566	8,512

NET INTEREST INCOME	28,454	27,801	26,460

PROVISION FOR LOAN LOSSES	689	462	757

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,765	27,339	25,703

OTHER INCOME:
Service charges	1,986	1,753	2,098
Increase in cash surrender value of life insurance	629	633	665
Gain on sale or call of securities	3	95	3
Other	1,772	1,765	1,697

Total other income	4,390	4,246	4,463

OTHER EXPENSES:
Salaries and employee benefits	12,864	12,684	12,436
Occupancy and equipment	5,001	5,095	5,100
Federal insurance premiums	551	535	541
Advertising	419	429	412
Professional services	1,054	1,035	1,318
Real estate owned activity	144	61	270
Charitable contributions	178	141	147
Other operating expenses	1,677	1,785	1,748

Total other expenses	21,888	21,765	21,972

INCOME BEFORE INCOME TAXES	10,267	9,820	8,194

INCOME TAXES:
Current	2,936	4,587	1,238
Deferred	463	(1,065)	1,607

Total income taxes	3,399	3,522	2,845

NET INCOME	$6,868	$6,298	$5,349

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain (loss) on available for sale securities	27	1,375	(2,761)
Unrealized gain (loss) on post retirement life benefit	37	(159)	138
Total other comprehensive income, net of tax	64	1,216	(2,623)
TOTAL COMPREHENSIVE INCOME	$6,932	$7,514	$2,726

Earnings per share basic	$1.14	$1.00	$0.82
Earnings per share diluted	$1.12	$0.98	$0.81

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)					Common Stock	Deferred	Accumulated
		Additional			Acquired for	Compensation	Other	Total
	Common	Paid-In	Retained	Treasury	Employee	Plans	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Benefit Plans	Trust	(Loss)	Equity

BALANCE— January 1, 2013	$73	$64,842	$48,518	$(4,777)	$(3,323)	$(561)	$(44)	$104,776
Comprehensive income:
Net income	-	-	5,349	-	-	-	-	5,349
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	138	138
Unrealized holding gain arising during the period (net of tax of ($1,854))	-	-	-	-	-	-	(2,761)	(2,761)
Total comprehensive income								2,726
Purchase of treasury stock	-	-	-	(965)	-	-	-	(965)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	178	-	-	-	-	-	178
Non-vested shares	-	218	-	-	-	-	-	218
Stock options	-	163	-	-	-	-	-	163
Stock options Exercised	-	-	-	438	-	-	-	438
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(25)	-	(25)
Current year dividends declared	-	-	(1,667)	-	-	-	-	(1,667)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	87	-	-	-	-	87

BALANCE— December 31, 2013	$73	$65,401	$52,287	$(5,304)	$(2,981)	$(586)	$(2,667)	$106,223
Comprehensive income:
Net income	-	-	6,298	-	-	-	-	6,298
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	(159)	(159)
Unrealized holding gain arising during the period (net of tax of $923)	-	-	-	-	-	-	1,375	1,375
Total comprehensive income								7,514
Purchase of treasury stock	-	-	-	(7,473)	-	-	-	(7,473)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	145	-	-	-	-	-	145
Non-vested shares	-	361	-	-	-	-	-	361
Stock options	-	184	-	-	-	-	-	184
Stock options Exercised	-	(32)	-	99	-	-	-	67
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(22)	-	(22)
Current year dividends declared	-	-	(1,616)	-	-	-	-	(1,616)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	86	-	-	-	-	86

BALANCE— December 31, 2014	$73	$66,059	$57,055	$(12,678)	$(2,639)	$(608)	$(1,451)	$105,811
Comprehensive income:
Net income	-	-	6,868	-	-	-	-	6,868
Other comprehensive income—
Unrealized holding loss arising from adjustment to Post Retirment Life Benefit	-	-	-	-	-	-	37	37
Unrealized holding gain arising during the period (net of tax of -$26)	-	-	-	-	-	-	27	27
Total comprehensive income								6,932
Purchase of treasury stock	-	-	-	(3,608)	-	-	-	(3,608)
Unallocated ESOP shares commited to employees	-	-	-	-	342	-	-	342
Excess of fair value above cost of ESOP shares committed to be released	-	181	-	-	-	-	-	181
Non-vested shares	-	299	-	-	-	-	-	299
Stock options	-	175	-	-	-	-	-	175
Stock options Exercised	-	(317)	-	3,592	-	-	-	3,275
Purchase of shares by deferred compensation plans trust	-	-	-	-	-	(175)	-	(175)
Current year dividends declared	-	-	(1,514)	-	-	-	-	(1,514)
Unallocated ESOP dividends applied to ESOP loan payment	-	-	71	-	-	-	-	71

BALANCE— December 31, 2015	$73	$66,397	$62,480	$(12,694)	$(2,297)	$(783)	$(1,387)	$111,789

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
	Years Ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES:
Net income	$6,868	$6,298	$5,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	1,280	600
Provision for loan losses	689	462	757
Deferred income taxes	463	(1,065)	1,607
Stock based compensation expense	997	1,032	903
Gain on sale/call of AFS securities	(3)	(95)	(3)
Premium paid on redemption of junior subordinated debt	94	54	112
Cash surrender value of life insurance	(629)	(633)	(665)
Loss on sale of office properties and equipment	1	-	-
Valuation adjustment on real estate owned	59	-	-
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(14)	196	48
Prepaid expenses and other assets	919	(99)	2,512
Accrued interest payable	(290)	(145)	(233)
Other liabilities	(329)	1,439	(287)
Net cash provided by operating activities	9,703	8,724	10,700

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	12,060	10,290	6,541
Mortgage-backed securities held to maturity	198	277	437
Collateralized mortgage obligations	-	-	-
Agency securities available for sale	-	-	-
Loans originated, net of repayments	(12,471)	(30,527)	(42,800)
Purchases of:
Loans receivable	-	-	-
Investment securities held to maturity	(577)	(494)	(2,328)
Investment securities available for sale	(25,177)	(32,158)	(50,013)
Office properties and equipment	(362)	(661)	(643)
Federal Home Loan Bank stock	(50)	(82)	-
Life insurance contracts	-	-	-
Proceeds from sales of:
Federal Home Loan Bank stock	225	363	70
Investment securities available for sale	-	1,290	-
Premise owned	-	-	-
Real estate owned	902	720	1,573
Proceeds from maturities and calls of:
Investment securities held to maturity	494	2,328	9,143
Investment securities available for sale	11,200	38,000	20,032
Mortgage-backed securities available for sale	-	-	-
Cash used for acquistion, net of cash acquired	-	-	-
Net cash used in investing activities	(13,558)	(10,654)	(57,988)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

FINANCING ACTIVITIES:
Increase (decrease) in deposits	$24,955	$6,398	$(21,112)
Advances from Federal Home Loan Bank, net	(5,000)	-	-
Dividends paid	(1,514)	(1,616)	(1,667)
Purchase of shares by deferred compensation plans trust	(175)	(22)	(24)
Purchase of treasury stock	(3,608)	(7,473)	(966)
Stock options exercised	3,275	67	436
Unallocated ESOP dividends applied to ESOP loan	71	86	87
Decrease in advances from borrowers for taxes and insurance	565	324	(6)
Redemption of junior subordinated debt	(7,311)	(3,146)	(5,263)

Net cash provided by (used in) financing activities	11,258	(5,382)	(28,515)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,403	(7,312)	(75,803)

CASH AND CASH EQUIVALENTS—Beginning of period	80,307	87,619	163,422

CASH AND CASH EQUIVALENTS—End of period	$87,710	$80,307	$87,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$6,892	$7,653	$8,690

Income taxes	$4,530	$2,684	$2,572

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$2,126	$872	$1,165

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

Subsequent Events—All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements. The Company evaluated events from the date of the consolidated financial statements on December 31, 2015 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

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

The Company held 904,532 shares in treasury stock at a cost of $12.7 million at December 31, 2015 and 914,246 shares at a cost of $12.7 million at December 31, 2014.

During 2015, the Company repurchased 246,958 shares of the Company’s outstanding common stock for $3.6 million at a weighted average cost of $14.61 per share. Additionally, 256,672 shares were issued from treasury stock for exercised stock options totaling $3.3 million.

Concentration of Credit Risk—The majority of the Company’s loans are secured by 1 to 4 family real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

Investment Securities— The Company’s debt and equity securities include both those that are held to maturity and those that are available for sale.  The purchase and sale of the Company’s debt securities are recorded as of the trade date. At December 31, 2015 and 2014, the Company had no unsettled purchases or sales of investment securities. The following provides further information on the Company’s accounting for debt securities:

a.	Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

b.	Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. These securities are carried at estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or, in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses that are not concluded to be other than temporary, are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale or call of investment securities are recorded as of the trade date, reported in the Consolidated Statements of Income and Comprehensive Income and determined using the adjusted cost of the specific security sold or called. The Company had no sales of securities for the year ended December 31, 2015 and sold $1.3 million of available for sale securities realizing a gain on sale of $84 thousand for the year ended 2014.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320-10, Investments – Debt and Equity Securities, the Company evaluates its debt securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security.  An impairment charge is recorded if, based on the review described above, management concludes that the decline in value is other-than-temporary. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors, when the security is not otherwise intended to be sold or is not required to be sold. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The portion of the fair value decline not attributable to credit loss is recognized through other comprehensive income. For securities accounted for under FASB ASC 320-10, the credit loss component is determined by comparing the present value of the cash flows expected to be collected, discounted at the effective interest rate implicit in the security at the date of acquisition, with the amortized cost basis of the debt security. For securities accounted for under FASB 325-40, if the present value of the original estimate at the initial transaction date (or the last date previously revised) of cash flows expected to be collected is greater than the present value of the current estimate of cash flows expected to be collected, the difference is considered to be the credit loss component. For all securities, the Company’s expected cash flow estimates include assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, The Company did not record any OTTI for the years ended December 31, 2015, 2014 and 2013.

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

Allowance for Loan Losses— The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to results of operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio as of the balance sheet date.

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

The Company performed goodwill impairment testing as of August 1, 2015 and 2014 and concluded that goodwill was not impaired. The Company did not have any indefinite-lived intangible assets as of December 31, 2015.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2015 and 2014. The Bank did not sell any loans in 2015 or 2014.

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

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2015 and 2014, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

Other Comprehensive Income (Loss)—The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale and post-retirement benefits, net of tax of $781 thousand. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. There are no reclassifications during the period ending December 31, 2015. Reclassification adjustments recognized in Accumulated Other Comprehensive Income during the period ending December 31, 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2014
	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$(2,184)	$841	$(1,343)
Reclassification adjustment for net gains included in net income	95	(34)	61
Net unrealized loss on securities available for sale	$(2,089)	$807	$(1,282)

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) by component as of December 31, 2015 and 2014.

	Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31, 2015
		Unrealized	Accumulated
	Unrealized	Loss on	Other
	Gains(Loss) on	Post Retirement	Comprehensive
	AFS Securities	Life	Income
Beginning balance	$(1,282)	$(169)	$(1,451)
Current-period change	53	36	89
Tax Benefit	(26)	-	(26)
Ending Balance	$(1,255)	$(133)	$(1,388)

	Year Ended December 31, 2014
		Unrealized	Accumulated
	Unrealized	Loss on	Other
	Gains(Loss) on	Post Retirement	Comprehensive
Beginning balance	AFS Securities	Life	Income
Current-period change	$(2,761)	$(10)	$(2,771)
Tax Benefit	2,402	(159)	2,243
Ending Balance	(923)	-	(923)
	$(1,282)	$(169)	$(1,451)

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

The Equity Plans authorize the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 380,407 shares of common stock have been approved for issuance pursuant to the grant of stock options under the Equity Plans. At December 31, 2015, 1,040 options issued in 2013, 1,200 options granted in 2011, 20,620 options issued in 2010, 3,524 options issued in 2007, 3,520 options issued in 2006 and 54,100 options issued in 2005 have been forfeited. At December 31, 2015, 313,087 shares have been issued upon the exercise of stock options. No options were granted in 2015 or 2014.

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements. At December 31, 2015 and 2014, unearned ESOP shares totaled 258,233 and 292,500 shares, respectively.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

New Accounting Pronouncements — In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure — a consensus of the FASB Emerging Issues Task Force, on January 17, 2014. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that 1) equity investments, except those accounted for under the equity method of accounting or result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income, unless those equity investments do not have readily determinable fair values in which case they will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer, 2) simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, 3) eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at amortized cost on the balance sheet, 4) requires public entities to use "exit price" when measuring the fair value of financial instruments, 5) requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the fair value option has been elected for that liability, 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and 7) clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. Earlier application is permitted. The Company is in the process of evaluating the impacts of the adoption of this ASU.

3.     INVESTMENT SECURITIES

 Investment securities are summarized as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities - Municipal	$577	$-	$-	$577
US treasury and government sponsored entity mortgage-backed securities	507	53	-	560
Totals	$1,084	$53	$-	$1,137
Available for Sale
Debt securities:
Corporate	$9,660	$26	$(842)	$8,844
US treasury and federal agencies	10,033	7	-	10,040
Equity securities	3	39	-	42
US treasury and government sponsored entity mortgage-backed securities	94,248	223	(1,489)	92,982
Totals	$113,944	$295	$(2,331)	$111,908

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt Securities – Municipal	$494	$-	$-	$494
US treasury and government sponsored entity mortgage-backed securities	707	77	-	784
Totals	$1,201	$77	$-	$1,278

Available for Sale
Debt securities:
Corporate	$9,596	$99	$(856)	$8,839
US treasury and federal agencies	21,223	6	(238)	20,991
Equity securities	3	25	-	28
US treasury and government sponsored entity mortgage-backed securities	81,383	278	(1,403)	80,258
Totals	$112,205	$408	$(2,497)	$110,116

As of December 31, 2015 and 2014, the Company had investment securities available for sale with an estimated fair value of $97.9 million and $105.1 million, respectively, pledged as collateral to secure public fund deposits. The decrease in held to maturity investment in 2015 from 2014 resulted from municipal maturities and principal repayments received on mortgage-backed securities.

The Company's municipal bond portfolio consists of unrated general obligation bonds of local municipalities maturing in less than one year.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

			December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
Corporate	$-	$-	$2,843	$(842)	$2,843	$(842)
US treasuries and federal agencies	-	-	-	-	-	-
US Treasury and government sponsored entity mortgage-backed securities	20,704	(217)	51,821	(1,272)	72,525	(1,489)
Totals	$20,704	$(217)	$54,664	$(2,114)	$75,368	$(2,331)

			December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Debt securities:
Corporate	$-	$-	$2,826	$(856)	$2,826	$(856)
US treasuries and federal agencies	4,990	(5)	9,767	(233)	14,757	(238)
US Treasury and government sponsored entity mortgage-backed securities	10,133	(17)	66,020	(1,386)	76,153	(1,403)
Totals	$15,123	$(22)	$78,613	$(2,475)	$93,736	$(2,497)

Management has reviewed its investment securities as of December 31, 2015 and 2014 and has determined that all declines in fair value below amortized cost are temporary.

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

At December 31, 2015 and 2014, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 22.9% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of December 31, 2015 and 2014, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their contractual terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of amortized cost, which may be maturity.  The Company expects recovery of amortized cost when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). At December 31, 2015, 13 agency and agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 2.4% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of December 31, 2015, and had paid all contractual cash flows since the Company’s initial investment. Management concluded that the decline in value is attributable to rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities. Management concluded that these unrealized losses are not other-than-temporary. This is based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell or lack of requirement to sell these investments for a period of time sufficient to allow for the anticipated recovery of amortized cost, which may be maturity.  The Company expects recovery of amortized cost when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

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

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2015 and 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$577	$577	$5,974	$6,001
Due after 1 year through 5 years	-	-	33	33
Due after 5 years through 10 years	-	-	10,000	10,007
Due after 10 years	-	-	3,686	2,844
Total	$577	$577	$19,693	$18,885

	December 31, 2014
	Held to Maturity		Available for Sale Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within 1 year	$494	$494	$-	$-
Due after 1 year through 5 years	-	-	5,948	6,047
Due after 5 years through 10 years	-	-	11,189	11,190
Due after 10 years	-	-	13,683	12,593
Total	$494	$494	$30,820	$29,830

Equity securities had a cost of $3 thousand and a fair value of $42 thousand as of December 31, 2015 and a cost of $3 thousand and a fair value of $28 thousand as of December 31, 2014. Mortgage-backed securities had a cost of $94.8 million and a fair value of $93.5 million as of December 31, 2015 and a cost of $82.1 million and a fair value of $81.0 million as of December 31, 2014.

4.     LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2015	2014

Real estate - mortgage:
One-to-four family residential	$607,807	$587,399
Commercial and multi-family	84,075	89,778
Total real - estate mortgage	691,882	677,177

Real estate - construction:
Residential	14,960	16,030
Commercial	3,595	4,141
Total real estate - construction	18,555	20,171

Commercial	21,383	22,277

Consumer
Home equity	51,001	54,279
Other consumer loans	431	377
Total consumer loans	51,432	54,656

Total loans	783,252	774,281

Net deferred loan cost	3,886	3,496
Allowance for loan losses	(3,190)	(3,760)

Net total loans	$783,948	$774,017

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2015 and 2014, the composition of these loans was approximately $579.7 million and $567.6 million, respectively, of fixed rate loans and $203.5 million and $206.7 million, respectively, of adjustable rate loans.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $2.3 million and $2.3 million, respectively.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$3,760	$4,199	$3,997
Provision for loan loss	689	462	757
Charge-offs	(1,259)	(977)	(568)
Recoveries	-	76	13

Balance, end of year	$3,190	$3,760	$4,199

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

Non-performing assets at December 31, 2015 and 2014 consisted of non-accrual loans that amounted to $5.0 million and $5.6 million, respectively, non-accrual troubled debt restructurings of $708 thousand and $694, respectively and real estate owned of $1.8 million and $650 thousand, respectively. The reserve for delinquent interest on loans totaled $337 thousand and $423 thousand at December 31, 2015 and 2014, respectively.

Year-end non-performing assets segregated by class of loans are as follows:

	2015	2014
Real estate - mortgage
1-4 family residential	$2,597	$3,626
Commercial and multi-family	1,580	803
Real estate - construction	143	143
Commercial	41	501
Consumer	601	502
Non-accrual loans	4,962	5,575
Troubled debt restructuring, non-accrual	708	694
Total non-performing loans	5,670	6,269
Real estate owned	1,814	650
Total non-performing assets	$7,484	$6,919

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the year-ended December 31, 2015:

	Contractual Receivable Amount	Nonaccretable (Yield) / Premium	Accretable (Yield)/ Premium	Carrying Amount
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal Reductions	(5,478)	-	-	(5,478)
Charge-offs, net	(117)	117	-	-
Accretion of loan discount (premium)	-	-	(116)	(116)
Transfer between nonaccretable and accretable yield	-	-	-	-
Settlement Adjustments	-	-	-	-
Balance at December 31, 2015	$38,621	$(2,423)	$426	$36,624

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

An age analysis of past due loans, disaggregated by class of financing receivables, as of December 31, 2015 and 2014 is as follows:

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loan
	Past Due	Past Due	90 Days	Due	Current	Receivables
2015
Real estate
1-4 family residential	$1,483	$-	$2,968	$4,451	$603,356	$607,807
Commercial and multi-family	-	-	1,580	1,580	82,495	84,075
Construction	-	-	143	143	18,412	18,555
Commercial	-	-	41	41	21,342	21,383
Consumer	93	21	601	715	50,717	51,432
Total	$1,576	$21	$5,333	$6,930	$776,322	$783,252

2014
Real estate
1-4 family residential	$2,323	$-	$4,255	$6,578	$580,821	$587,399
Commercial and multi-family	831	-	803	1,634	88,144	89,778
Construction	-	-	143	143	20,028	20,171
Commercial	-	-	501	501	21,776	22,277
Consumer	485	5	567	1,057	53,599	54,656
Total	$3,639	$5	$6,269	$9,913	$764,368	$774,281

Impaired Loans

Impaired loans are generally defined as all TDRs and loans on non-accrual status.

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (1)
2015
With no related allowance recorded
Real estate
1-4 family residential	$6,103	$6,320	$-	$153
Commercial and multi-family	1,545	1,545	-	257
Construction	143	143	-	143
Commercial	41	41	-	41
Consumer	1,187	1,187	-	66
With an allowance recorded
Real estate
1-4 family residential	3,758	3,868	599	268
Commercial and multi-family	285	310	23	285
Construction	-	-	-	-
Commercial	179	179	4	179
Consumer	434	479	179	72
Total
Real estate
1-4 family residential	$9,861	$10,188	$599	$183
Commercial and multi-family	1,830	1,855	23	261
Construction	143	143	-	143
Commercial	220	220	4	110
Consumer	1,621	1,666	179	68

2014
With no related allowance recorded
Real estate
1-4 family residential	$4,585	$4,622	$-	$139
Commercial and multi-family	1,324	1,324	-	265
Construction	143	143	-	143
Commercial	-	-	-	-
Consumer	970	970	-	57
With an allowance recorded
Real estate
1-4 family residential	5,787	6,138	721	340
Commercial and multi-family	-	-	-	-
Construction	-	-	-	-
Commercial	702	702	254	351
Consumer	181	181	55	90
Total
Real estate
1-4 family residential	$10,372	$10,760	$721	$207
Commercial and multi-family	1,324	1,324	-	265
Construction	143	143	-	143
Commercial	702	702	254	351
Consumer	1,151	1,151	55	61

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans that are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. The company had two modified commercial mortgage loans during the period ending December 31, 2015 as compared to one commercial loan at December 31, 2014.

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

As of December 31, 2015, the Company entered into 20 TDR agreements with a total carrying value of $4.4 million as compared to thirteen TDR agreements with a total carrying value of $3.8 million at December 31, 2014.

Included in impaired loans at December 31, 2015 were 20 TDRs which had a specific reserve of $534 thousand as compared to thirteen TDRs which had a specific reserve of $495 thousand at December 31, 2014. The following table presents an analysis of the Company’s TDR agreement entered into during the years ending December 31, 2015 and 2014.

		Outstanding Recorded Investment
As of December 31, 2015	Number of Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	10	$3,378	$3,378
Commercial mortgage	2	$250	$250
Consumer loan	7	621	621
Commercial loan	1	179	179
Total	20	$4,428	$4,428

		Outstanding Recorded Investment
As of December 31, 2014	Number of Contracts	Pre-Modification	Post-Modification
1-4 family residential real estate	8	$3,335	$3,335
Consumer loan	4	287	287
Commercial loan	1	201	201
Total	13	$3,823	$3,823

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

The following table presents classified loans by class of loans as of December 31, 2015 and 2014.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Grade:
Special mention	$3,182	$3,948	$321	$572	$-	$-	$-	$444	$807	$915
Substandard	7,916	9,370	3,989	4,010	143	143	557	659	1,272	1,189
Doubtful and loss	-	-	-	-	-	-	-	-	-	14
Total	$11,098	$13,318	$4,310	$4,582	$143	$143	$557	$1,103	$2,079	$2,118

The following table presents the credit risk profile of loans based on payment activity as of December 31, 2015 and 2014.

	Real Estate
	1-4 Family		Commercial
	Residential		and Multi-Family		Construction		Commercial		Consumer
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Performing	$605,210	$583,773	$82,495	$88,975	$18,412	$20,028	$21,342	$21,776	$50,831	$54,154
Non-performing	2,597	3,626	1,580	803	143	143	41	501	601	502
Total	$607,807	$587,399	$84,075	$89,778	$18,555	$20,171	$21,383	$22,277	$51,432	$54,656

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2015 and 2014. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family	Commercial
	Residential	and Multi-Family	Construction	Commercial	Consumer	Total
2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(683)	(25)	-	(306)	(245)	(1,259)
Recoveries	-	-	-	-	-	-
Provision for loan losses	416	(360)	(8)	162	479	689
Ending balance	$2,051	$240	$25	$236	$638	$3,190

Ending balance: individually evaluated for impairment	$599	$23	$-	$4	$178	$804

Ending balance: collectively evaluated for impariment	$1,452	$217	$25	$232	$460	$2,386

Loan Receivables:
Ending balance	$607,807	$84,075	$18,555	$21,383	$51,432	$783,252

Ending balance: individually evaluated for impairment	$9,861	$1,830	$143	$220	$1,621	$13,675

Ending balance: collectively evaluated for impariment	$597,946	$82,245	$18,412	$21,163	$49,811	$769,577

2014
Allowance for credit losses:
Beginning Balance	$2,981	$551	$85	$230	$352	$4,199
Charge-offs	(538)	-	-	-	(439)	(977)
Recoveries	1	-	-	75	-	76
Provision for loan losses	(126)	74	(52)	75	491	462
Ending balance	$2,318	$625	$33	$380	$404	$3,760

Ending balance: individually evaluated for impairment	$721	$-	$-	$254	$55	$1,030

Ending balance: collectively evaluated for impariment	$1,597	$625	$33	$126	$349	$2,730

Loan Receivables:
Ending balance	$587,399	$89,778	$20,171	$22,277	$54,656	$774,281

Ending balance: individually evaluated for impairment	$10,372	$1,324	$143	$702	$1,151	$13,692

Ending balance: collectively evaluated for impariment	$577,027	$88,454	$20,028	$21,575	$53,505	$760,589

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification.

Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2015	2014	2013

Balance, beginning of year	$4,072	$4,749	$4,626
Additions	1,355	295	672
Repayments and other	(1,008)	(972)	(549)

Balance, end of year	$4,419	$4,072	$4,749

5.    OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2015	2014

Land	$3,465	$3,465
Buildings and improvements	14,096	13,986
Furniture and equipment	6,999	7,211

Total	24,560	24,662
Accumulated depreciation	(12,201)	(11,792)

Net	$12,359	$12,870

For the years ended December 31, 2015, 2014 and 2013, depreciation expense amounted to $872 thousand, $934 thousand and $935 thousand, respectively.

6.    DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

NOW and other demand deposit accounts	$457,488	0.13%	$439,623	0.13%
Passbook savings and club accounts	174,640	0.20%	168,686	0.20%

Subtotal	632,128		608,309

Certificates with original maturities:
Within one year	29,341	0.30%	42,821	0.29%
One to three years	127,813	1.03%	113,927	0.92%
Three years and beyond	22,751	1.56%	22,021	1.73%

Total certificates	179,905		178,769

Total	$812,033		$787,078

The aggregate amount of certificate accounts in denominations of $100 thousand or more at December 31, 2015 and 2014 amounted to $70.6 million and $62.8 million, respectively. Currently, deposit amounts in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at December 31, 2015 and 2014 amounted to $194.6 million and $181.0 million, respectively.

7.     ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest	December 31,
Due	Rate	2015	2014

December 17, 2015	0.610%	$-	$15,000
December 21, 2015	4.540%	-	5,000
April 11, 2016	4.795%	10,000	10,000
December 19, 2016	1.130%	15,000	-
November 16, 2017	3.875%	20,000	20,000
January 14, 2022	3.690%	10,000	10,000
August 22, 2022	3.497%	10,000	10,000
October 24, 2022	3.770%	20,000	20,000
February 27, 2023	3.408%	10,000	10,000
April 3, 2023	3.160%	10,000	10,000
		$105,000	$110,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $414.8 million and $415.7 million at December 31, 2015 and 2014, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2015	2014

Weighted average balance during the period	$109,849	$110,000
Maximum month-end balance during the period	110,000	110,000
Balance outstanding at the end of the period	105,000	110,000

Weighted average interest rate during the period	3.41%	3.83%
Weighted average interest rate at the end of the period	3.38%	3.37%

Unused lines of credit and borrowing capacity available for short-term and long-term borrowings from the FHLB of New York at December 31, 2015 and 2014 were $271.8 million and $295.7 million, respectively.

8.     INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2015	2014	2013
Income taxes:
Current:
Federal	$2,932	$3,995	$1,221
State	4	592	17
Total current tax provision	2,936	4,587	1,238

Deferred:
Federal	434	(835)	1,324
State	29	(230)	283
Total deferred tax provision (benefit)	463	(1,065)	1,607

Total income tax provision	$3,399	$3,522	$2,845

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense at statutory rate	$3,491	34.0%	$3,338	34.0%	$2,783	34.0%
State income taxes, net of federal benefit	21	0.2	239	2.4	197	2.5
Changes in taxes resulting from:
Tax exempt income	(215)	(2.1)	(217)	(2.2)	(247)	(3.1)
Non-deductible and other expenses	102	1.0	162	1.7	112	1.3
Total	$3,399	33.1%	$3,522	35.9%	$2,845	34.7%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2015	2014	2013
Deferred tax assets:
Unrealized (gain) loss on available for sale securities	$781	$807	$1,730
Allowance for loan losses	1,274	1,502	1,677
Nonperforming loans	-	-	-
Deferred compensation	365	387	371
Employee benefits	2,351	2,257	2,023
Other than temporary impairment	1,020	1,020	1,020
Property	54	4	(122)
Purchase accounting	772	893	1,000
Other	41	47	81
Total deferred tax assets	6,658	6,917	7,780
Deferred tax liabilities:
Deferred loan fees	(1,487)	(1,203)	(1,257)
Servicing	-	(1)	(2)
IRC Section 475 mark-to-market	(598)	(651)	(1,602)
Total deferred tax liabilities	(2,085)	(1,855)	(2,861)
Net deferred tax asset	$4,573	$5,062	$4,919

Pursuant to ASC-740, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred income taxes have been provided is approximately $2.4 million and is included in retained earnings at December 31, 2015 and 2014. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statement of income and comprehensive income. As of December 31, 2015, 2014 and 2013, there were no uncertain tax positions and the Company does not anticipate any in the next twelve months. The Company files income tax returns in the United States federal jurisdiction and in the State of New Jersey. As of December 31, 2015, the tax years ended December 31, 2012 through 2015 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2011 through 2015 were subject to New Jersey examination.

9.     JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million of 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities, together with a capital contribution from the Company, were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment. On September 5, 2014, the Company redeemed $3.1 million of this issue, paying a redemption premium of $54 thousand, reducing the outstanding balance to $7.2 million. On August 26, 2015, the Company redeemed the remaining $7.2 million of this issue, paying a redemption premium of $94 thousand.

10.   COMMITMENTS AND CONTINGENCIES

Loan Commitments— As of December 31, 2015, the Company had approximately $32.5 million in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 3.00% to 5.50% and approximately $45.5 million in unused lines and letters of credit with interest rates ranging from 3.00% to 6.50% on outstanding balances. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under non-cancellable operating leases. Scheduled minimum lease payments are as follows as of December 31, 2015:

Year Ending December 31
2016	$160
2017	165
2018	172
2019	178
2020	185
Thereafter	275
Total	$1,135

Rent expense for all operating leases was approximately $163 thousand, $217 thousand and $261 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder.  Such reserves totaled approximately $100,000 at December 31, 2015 and 2014.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2015	2014	2013

Numerator – Net Income	$6,868	$6,298	$5,349
Denominators:
Basic average shares outstanding	6,015,157	6,266,344	6,520,951
Net effect of dilutive common stock equivalents	109,001	134,460	86,158
Diluted average shares outstanding	6,124,158	6,400,804	6,607,109

Earnings per share:
Basic	$1.14	$1.00	$0.82
Diluted	$1.12	$0.98	$0.81

At December 31, 2015, 2014 and 2013 there were 317,549, 612,406 and 605,803 outstanding options that were anti-dilutive, respectively.

12.   REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 and common equity Tier 1 capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Basel III capital regulations, which became effective for the Company and the Bank on January 1, 2015, revised the capital requirements applicable to the Bank and made the same requirements applicable to the Company. Management believes that, as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015 and 2014, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Tier 1 leverage and common equity, Tier 1 and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Required		Considered Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Tier 1 leverage capital	$98,711	9.30%	$42,456	4.00%	$53,070	5.00%
Common equity risk-based capital	98,711	17.94	24,764	4.50	35,770	6.50
Tier 1 risk-based capital	98,711	17.94	33,018	6.00	44,024	8.00
Total risk-based capital	101,918	18.52	44,024	8.00	55,030	10.00

As of December 31, 2014:
Tangible capital	$99,286	9.78%	$15,226	1.50%	N/A	N/A
Tier 1 leverage capital	99,286	9.78	40,603	4.00	$60,905	6.00%
Tier 1 risk-based capital	99,286	18.73	21,207	4.00	31,810	6.00
Total risk-based capital	102,026	19.24	42,414	8.00	53,017	10.00

As of December 31, 2015, the most recent notification from the OCC categorized the Company as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Tier 1 leverage and common equity, Tier 1 and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s category.

			Required		Considered Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Tier 1 leverage capital	$108,014	10.15%	$42,563	4.00%	$53,203	5.00%
Common equity risk-based capital	108,014	19.58	24,826	4.50	35,860	6.50
Tier 1 risk-based capital	108,014	19.58	33,101	6.00	44,135	8.00
Total risk-based capital	111,204	20.16	44,135	8.00	55,169	10.00

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the periods ending December 31, 2015 and December 31, 2014, the Bank paid $9.0 million in dividends to the Company.

13.	BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation, subject to IRS limitations, to the plan with the Company matching one-half of the first six percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 were $219 thousand, $202 thousand, and $196 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen or twenty years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2016 and 2032. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were $357 thousand, $523 thousand and $550 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The accrued liability included as a component of “Other liabilities” in the statement of financial condition was $4.8 million, $4.4 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2016 and 2032. Payments of $85 thousand were made from the plan in 2015. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2015 and 2014, the accrued deferred compensation liability amounted to approximately $914 thousand and $970 thousand, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were $162 thousand, $104 thousand and $57 thousand, respectively, and were included as a component of “Salaries and employee benefits” expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $24.5 million and $23.8 million at December 31, 2015 and 2014.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During the years ended December 31, 2015 and 2014, 11,055 and 1,082 shares of the Company’s stock were purchased for $171 thousand and $16 thousand, respectively, at various market prices.

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

During the years ended December 31, 2015, 2014 and 2013, the Company annually released 34,267 shares and recorded an expense related to this plan of approximately $523 thousand, $487 thousand and $498 thousand, respectively.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loans are repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost. At December 31, 2015, the ESOP had 258,233 unallocated shares remaining.

Stocks Options

A summary of the status of the Company’s stock options under the Equity Plans as of December 31, 2015, 2014 and 2013 and changes during the periods ended December 31, 2015, 2014 and 2013 are presented below.

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	674,391	$12.15	680,200	$12.14	649,313	$11.50
Granted	-	-	-	-	66,300	14.14
Exercised	(290,090)	13.06	(5,809)	11.49	(35,413)	12.30
Forfeited	(3,894)	11.69	-	-	-	-
Outstanding at the end of the period	380,407	$11.46	674,391	$12.15	680,200	$12.14

Exercisable at the end of the period	322,993	$11.09	541,222	$12.12	471,686	$12.24

Stock options vested or expected to vest (1)	290,693	$11.09

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

There were no options granted in 2015 and 2014. The weighted average grant date fair value of options granted for the year ended December 31, 2013 $2.56 per share. Options exercised in 2015 totaled 290,090 shares at an average price of $13.09 as compared to 5,809 shares in 2014 at an average price of $11.49 as compared to 35,413 shares in 2013 at an average exercise price of $12.30. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015, 2014 and 2013 was $2.0 million, $1.2 million, and $670 thousand, respectively.

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2015:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
November 21, 2006	14,506	$14.78	0.9
November 20, 2007	17,274	11.32	1.9
August 18, 2010	208,239	10.21	4.6
March 15, 2011	13,600	12.06	5.2
August 17, 2011	44,898	11.53	5.6
November 19, 2012	17,100	13.10	6.9
November 19, 2013	64,790	14.14	7.9
Total	380,407	$11.46	5.2

At December 31, 2015, there was $253 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

The compensation expense recognized for the period ended December 31, 2014, 2013 and 2012 was $175 thousand, $184 thousand and $155 thousand, respectively.

Summary of Non-vested Stock Award activity:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	54,950	$10.74	83,290	$10.99	60,390	$10.33
Issued	-	-	-	-	42,700	14.14
Vested	28,340	11.46	28,340	11.46	19,800	10.30
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	26,610	$14.06	54,950	$10.74	83,290	$10.99

As of December 31, 2015, there was $350 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

The compensation expense recognized for the period ended December 31, 2015, 2014 and 2013 was $241 thousand, $325 thousand and $218 thousand, respectively.

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

Those assets as of December 31, 2015 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$92,982	$-
U.S. Treasury and federal agencies	-	10,040	-
Corporate securities	-	8,844	-
Equity securities	42	-	-
Totals	$42	$111,866	$-

Those assets as of December 31, 2014 which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government sponsored entity mortgage-backed securities	$-	$80,258	$-
U.S. Treasury and federal agencies	-	20,991	-
Corporate securities	-	8,839	-
Equity securities	28	-	-
Totals	$28	$110,088	$-

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
					Total
	Total	Level 1	Level 2	Level 3	(Losses)
December 31, 2015
Assets:
Impaired loans	$3,852	$-	$1,282	$2,570	$(166)
Real estate owned	1,714	-	1,714	-	(451)

December 31, 2014
Assets:
Impaired loans	$5,640	$-	$3,294	$2,346	$(735)
Real estate owned	510	-	510	-	(122)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Total loans remeasured at fair value for the twelve months ended December 31, 2015 were $3.9 million. Such loans were carried at the value of $4.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $166 thousand. Total loans remeasured at fair value for the twelve months ended December 31, 2014 were $5.6 million. Such loans were carried at the value of $6.4 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $735 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement would be categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the twelve months ended December 31, 2015 was $2.2 million, of which $447 thousand was sold. These properties were carried at the value of $2.2 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $451 thousand. Total real estate owned remeasured at fair value for the twelve months ended December 31, 2014 was $872 thousand, of which $362 thousand was sold. These properties were carried at the value of $632 thousand immediately prior to remeasurement, resulting in the recognition of impairment through earnings in the amount of $122 thousand.

Fair Value of Financial Instruments

	December 31, 2015
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$87,710	$87,710	$-	$-
Investment securities:
Held to maturity	1,084	-	1,137	-
Available for sale	111,908	42	111,866	-
Loans receivable, net	783,948	-	793,597	-
Federal Home Loan Bank stock	5,864	-	5,864	-

Liabilities:
NOW and other demand deposit accounts	457,488	-	476,186	-
Passbook savings and club accounts	174,640	-	183,352	-
Certificates	179,905	-	180,624	-
Advances from Federal Home Loan Bank	105,000	-	111,315	-

	December 31, 2014
	Carrying	Category Used for Fair Value
	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,307	$80,307	$-	$-
Investment securities:
Held to maturity	1,201	-	1,278	-
Available for sale	110,116	28	110,088	-
Loans receivable, net	774,017	-	791,095	-
Federal Home Loan Bank stock	6,039	-	6,039	-

Liabilities:
NOW and other demand deposit accounts	439,623	-	458,328	-
Passbook savings and club accounts	168,686	-	168,893	-
Certificates	178,769	-	179,224	-
Advances from Federal Home Loan Bank	110,000	-	118,777	-
Junior subordinated debenture	7,217	-	7,217	-

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

Federal Home Loan Bank (FHLB) Stock— Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of December 31, 2015 and 2014. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2015 and 2014, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at December 31, 2015 as compared to $4.6 million at December 31, 2014. The Company completed its annual goodwill impairment test as of August 1, 2015 and concluded that goodwill was not impaired. At December 31, 2015, no triggering events have occurred from the date of impairment test that would have impaired goodwill.

The core deposit intangible totaled $440 thousand at December 31, 2015 as compared to $536 thousand at December 31, 2014. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

16.	REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	2015			2014
	Residential Property	Commercial Property	Total	Residential Property	Commercial Property	Total
Balance, January 1,	$609	$41	$650	$296	$202	$498
Transfers into Real Estate Owned	1,931	195	2,126	872	-	872
Valuation adjustment on Real Estate Owned	(59)	-	(59)	-	-	-
Sales of Real Estate Owned	(708)	(195)	(903)	(559)	(161)	(720)
Balance, December 31,	$1,773	$41	$1,814	$609	$41	$650

17.	RELATED PARTY TRANSACTION

The Company obtains legal services from McCrosson and Stanton, PC, a law firm located in Ocean City, NJ.  Dorothy F. McCrosson, a Director of the Company since January 2011, is Managing Partner at McCrosson and Stanton, PC.   Legal fees paid to McCrosson and Stanton, PC were $160 thousand, $156 thousand and $172 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.

18.	PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT ONLY

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$3,991	$2,380
Investment securities	1,269	1,451
Investment in subsidiary	102,486	103,518
Other assets	4,053	5,792
Total assets	$111,799	$113,141

Liabilities:
Junior subordinated debenture	$-	$7,217
Other liabilities	10	113
Total liabilities	10	7,330
Stockholders' equity	111,789	105,811
Total liabilities and stockholders' equity	$111,799	$113,141

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - PARENT ONLY

	Years Ended December 31,
	2015	2014	2013
Interest income	$198	$318	$419
Interest expense	410	804	1,192
Net interest loss	(212)	(486)	(773)
Other Income	3	94	7
Other expenses	252	226	271
Loss before income tax benefit and equity in undistributed earnings in subsidiary	(461)	(618)	(1,037)
Income tax	(157)	(210)	(351)
Loss before equity in undistributed earnings in subsidiary	(304)	(408)	(686)
Dividends distributed from subsidiary	9,000	9,000	6,000
Equity in undistributed earnings of subsidiary	(1,828)	(2,294)	35
Net income	$6,868	$6,298	$5,349

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	$27	$1,375	$(2,761)
Unrealized (loss) gain on post retirement life benefit	37	(159)	138
Total other comprehensive income, net of tax	64	1,216	(2,623)
Total comprehensive income	$6,932	$7,514	$2,726

CONDENSED STATEMENTS OF CASH FLOWS - PARENT ONLY

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$6,868	$6,298	$5,349
Equity in undistributed earnings in subsidiary	(7,173)	(6,706)	(6,035)
Net amortization of investment premiums/discounts	3	127	4
Gain on sale/call of investment securities available for sale	(3)	(95)	-
Dividends from subsidiary	9,000	9,000	6,000
Premium paid on redemption of junior subordinated debt	94	54	-
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	9	40	10
Prepaid expenses and other assets	1,401	(427)	86
Other liabilities	(112)	(127)	(204)
Intercompany payables	9	(235)	413
Net cash provided by operating activities	10,096	7,929	5,623

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	99	134	248
Principal repayment of mortgage backed securities available for sale	-	75	444
Principal payments on ESOP loan	357	342	326
Proceeds from sale/call of investment securities available for sale	217	2,383	155
Net cash provided by investing activities	673	2,934	1,173

FINANCING ACTIVITIES:
Purchase of treasury stock	(3,608)	(7,473)	(966)
Proceeds from stock options exercised	3,275	67	436
Dividends paid	(1,514)	(1,616)	(1,667)
Redemption of junior subordinated debt	(7,311)	(3,146)	(5,155)
Net cash (used in) financing activities	(9,158)	(12,168)	(7,352)

Net increase (decrease) in cash & cash equivalents	1,611	(1,305)	(556)

Cash and cash equivalents - beginning	2,380	3,685	4,241

Cash and cash equivalents - ending	$3,991	$2,380	$3,685

19. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Total interest income	$8,787	$8,764	$8,777	$8,822
Total interest expense	1,695	1,708	1,685	1,608

Net interest income	7,092	7,056	7,092	7,214
Provision for loan losses	153	178	165	192
Net interest income after provision for loan losses	6,939	6,878	6,927	7,022

Other income	1,049	1,133	1,122	1,086
Other expense	5,442	5,373	5,536	5,539

Income before income taxes	2,546	2,638	2,513	2,569
Income taxes	833	899	844	821

Net income	$1,713	$1,739	$1,669	$1,748

Earnings per share basic (1)	$0.29	$0.29	$0.28	$0.29
Earnings per share diluted (1)	$0.28	$0.29	$0.27	$0.28

(1) Earnings per share are computed independently for each period presented.

Consequently, the sum of the quarters may not equal the total earnings per share for the year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Total interest income	$8,871	$8,793	$8,855	$8,847
Total interest expense	1,911	1,908	1,897	1,850

Net interest income	6,960	6,885	6,958	6,997
Provision for loan losses	88	50	125	200
Net interest income after provision for loan losses	6,872	6,835	6,833	6,797

Other income	1,006	1,086	1,102	1,052
Other expense	5,446	5,530	5,451	5,337

Income before income taxes	2,432	2,391	2,484	2,512
Income taxes	845	859	904	914

Net income	$1,587	$1,532	$1,580	$1,598

Earnings per share basic (1)	$0.25	$0.24	$0.25	$0.26
Earnings per share diluted (1)	$0.24	$0.24	$0.25	$0.26

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

Report of Independent Registered Public Accounting Firm is located on pages 53 and 54 of this Form 10-K.

(c)          Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The code of ethics is available under Governance Documents in the Investor Relations section of our website at www.ochome.com. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 about Company common stock that may be issued upon the exercise of options under the Company’s equity incentive plans. The plans were approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	380,407	$11.46	3,894

Equity compensation plans not approved by security holders	—	—	—

Total	380,407	$11.46	3,894

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description	Incorporated by Reference to:

3.1	Certificate of Incorporation of Ocean Shore Holding Co.	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

3.2	Bylaws of Ocean Shore Holding Co.	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-153454), as amended, initially filed on September 12, 2008.

4.1	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request

10.1*	Amended and Restated Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 10-K for the year ended December 31, 2014, SEC File No. 000-53856

10.2*	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.0 to Form 10-Q for the quarter ended June 30, 2008, SEC File No. 000-51000.

10.3*	Salary Continuation Agreement by and between Ocean City Home Bank and Kim M. Davidson and all amendments thereto	Exhibit 10.1 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

10.4*	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.5*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.6*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.2 to Form 8-K filed on April 22, 2010, SEC File No. 000-53856.

Exhibit No.	Description	Incorporated by Reference to:

10.7*	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004.

10.8*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.9*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Donald Morgenweck	Exhibit 10.1 to Form 8-K filed on February 13, 2015, SEC File No. 000-53856.

10.10*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Kim M. Davidson	Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.11*	Change in Control Agreement by and between Ocean City Home Bank and Janet Bossi	Exhibit 10.1 to Form 8-K filed on December 20, 2012, SEC File No. 000-53856.

10.12*	Amended and Restated Change in Control Agreement by and between Ocean City Home Bank and Paul Esposito	Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.13*	Amended and Restated Ocean City Home Bank Directors’ Deferred Compensation Plan	Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.14*	Amended and Restated Ocean City Home Bank Director and Executive Life Insurance Plan

10.15*	Amended and Restated Ocean City Home Bank Supplemental Executive Retirement Plan	Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.16	Amended and Restated Ocean City Home Bank Change in Control Severance Compensation Plan	Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.17*	Ocean City Home Bank Stock-Based Deferred Compensation Plan, as amended	Exhibit 10.15 to Form 10-K for the year ended December 31, 2008, SEC File No. 000-51000.

10.18*	Ocean Shore Holding Co. 2005 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on June 7, 2005, SEC File No. 000-51000.

10.19*	Ocean Shore Holding Co. 2010 Equity Incentive Plan	Appendix A to definitive Proxy Statement filed on May 19, 2010, SEC File No. 000-51000.

10.20*	Form of Restricted Stock Award Agreement, Form of Non-Statutory Stock Option Award Agreement, and Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan	Exhibit 10 to Registration Statement on Form S-8 (File No. 333-121595) filed on August 15, 2005.

10.21*	Form of Incentive Stock Option Award Agreement	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

Exhibit No.	Description	Incorporated by Reference to:

10.22*	Form of Non-Statutory Stock Option Award Agreement	Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010).

10.23*	Form of Restricted Stock Award Agreement	Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-168525) filed on August 4, 2010.

10.24*	Supplemental Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady	Exhibit 10.1 to Form 8-K filed January 31, 2014, SEC File No. 000-53856.

21	Subsidiaries

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the notes to the Consolidated Statements.

*  Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 11, 2016	By:	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven E. Brady	President, Chief Executive Officer	March 11, 2016
Steven E. Brady	(principal executive officer)

/s/ Donald F. Morgenweck	Senior Vice President and Chief Financial Officer	March 11, 2016
Donald F. Morgenweck	(principal accounting and financial officer)

/s/ Frederick G. Dalzell, M.D.	Director	March 11, 2016
Frederick G. Dalzell, M.D.

/s/ Christopher J. Ford	Director	March 11, 2016
Christopher J. Ford

/s/ Dorothy F. McCrosson, Esq	Director	March 11, 2016
Dorothy F. McCrosson, Esq.

/s/ Robert A. Previti, Ed.D.	Director	March 11, 2016
Robert A. Previti, Ed.D.

/s/ John L. Van Duyne, Jr.	Director	March 11, 2016
John L. Van Duyne, Jr.

/s/ Samuel R. Young	Director	March 11, 2016
Samuel R. Young

