Form 10-Q
period 2016-03-31
Ocean Shore Holding Co.
filed 2016-05-06
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 1, 2016, the registrant had 6,411,678 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$7,811	$7,496
Interest-earning bank balances	85,743	80,214

Cash and cash equivalents	93,554	87,710

Investment securities held to maturity (estimated fair value—$919 at March 31, 2016; $1,137 at December 31, 2015)	864	1,084
Investment securities available for sale (amortized cost— $108,102 at March 31, 2016; $113,944 at December 31, 2015)	106,761	111,908
Loans—net of allowance for loan losses of $3,220 at March 31, 2016 and $3,190 at December 31, 2015	792,784	783,948
Accrued interest receivable:
Loans	2,451	2,330
Investment securities	15	21
Federal Home Loan Bank stock—at cost	5,864	5,864
Office properties and equipment—net	12,179	12,359
Prepaid expenses and other assets	1,472	2,242
Real estate owned	2,258	1,814
Cash surrender value of life insurance	24,611	24,457
Net deferred tax asset	4,290	4,572
Goodwill	4,630	4,630
Other intangible assets	416	440
TOTAL ASSETS	$1,052,149	$1,043,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$192,671	$190,614
Interest bearing deposits	625,634	621,419
Advances from Federal Home Loan Bank	105,000	105,000
Advances from borrowers for taxes and insurance	4,875	4,591
Accrued interest payable	584	589
Other liabilities	9,541	9,377

Total liabilities	938,305	931,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; shares outstanding: 6,411,678 at March 31, 2016; 6,403,058 at December 31, 2015	73	73
Additional paid-in capital	66,515	66,397
Retained earnings - partially restricted	63,851	62,480
Treasury stock—at cost: 895,912 at March 31, 2016; 904,532 at December 31, 2015	(12,573)	(12,694)
Common stock acquired by employee benefits plans	(2,212)	(2,297)
Deferred compensation plans trust	(839)	(783)
Accumulated other comprehensive loss	(971)	(1,387)

Total stockholders’ equity	113,844	111,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,149	$1,043,379

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,172	$8,172
Taxable interest on mortgage-backed securities	400	358
Non-taxable interest on municipal securities	1	1
Taxable interest and dividends on other investment securities	270	256

Total interest and dividend income	8,843	8,787

INTEREST EXPENSE:
Deposits	667	613
Borrowings	897	1,082

Total interest expense	1,564	1,695

NET INTEREST INCOME	7,279	7,092

PROVISION FOR LOAN LOSSES	152	153

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,127	6,939

OTHER INCOME:
Service charges	444	507
Cash surrender value of life insurance	154	154
Other	400	388

Total other income	998	1,049

OTHER EXPENSE:
Salaries and employee benefits	3,310	3,299
Occupancy and equipment	1,205	1,249
Federal insurance premiums	145	138
Advertising	90	106
Professional services	302	278
Real estate owned activity	7	(66)
Charitable contributions	44	38
Other operating expenses	388	400

Total other expenses	5,491	5,442

INCOME BEFORE INCOME TAXES	2,634	2,546

INCOME TAX EXPENSE	878	833

NET INCOME	$1,756	$1,713
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on available for sale securities	414	387
Unrealized gain (loss) on post retirement life benefit	3	5

TOTAL COMPREHENSIVE INCOME	$2,173	$2,105

Earnings per share, basic:	$0.29	$0.29
Earnings per share, diluted:	$0.28	$0.28

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,756	$1,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	266
Provision for loan losses	152	153
Stock based compensation expense	227	250
Cash surrender value of life insurance	(154)	(154)
Loss on disposal of office properties and equipment	–	1
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(115)	(169)
Prepaid expenses and other assets	770	734
Accrued interest payable	(5)	(172)
Other liabilities	166	(817)
Net cash provided by operating activities	2,988	1,805
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	3,762	2,015
Investment securities held to maturity	18	26
Loans originated, net of repayments	(9,674)	3,227
Purchases of:
Federal Home Loan Bank stock
Investment securities held to maturity	(375)	(402)
Investment securities available for sale	(9,977)	(5,034)
Office properties and equipment	(32)	(96)
Proceeds from sale of:
Real estate owned	344	428
Proceeds from maturities and calls of:
Investment securities held to maturity	577	494
Investment securities available for sale	12,000	-
Cash used for acquisition, net of cash acquired
Net cash (used in) investing activities	(3,357)	658
FINANCING ACTIVITIES:
Increase in deposits	6,272	5,814
Dividends paid	(384)	(385)
Purchase of shares by deferred compensation plans trust	(56)	(55)
Purchase of treasury stock	–	(2,456)
Stock options exercised	97	372
Increase in advances from borrowers for taxes and insurance	284	404
Net cash provided by financing activities	6,213	3,694
NET DECREASE IN CASH AND CASH EQUIVALENTS	5,844	6,157
CASH AND CASH EQUIVALENTS—Beginning of period	87,710	80,307
CASH AND CASH EQUIVALENTS—End of period	$93,554	$86,464
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$1,545	$1,843
Income Taxes	$100	$2,080
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$788	$387

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements –In May 2014, the FASB issued ASU 2014-09, which created Accounting Standard Codification (“ASC”) ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2017, including interim periods within that reporting period, and should be applied on a prospective basis. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB also issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect this ASU to have an impact on its financial position, result of operations, or disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires that 1) equity investments, except those accounted for under the equity method of accounting or result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income, unless those equity investments do not have readily determinable fair values in which case they will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer, 2) simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, 3) eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at amortized cost on the balance sheet, 4) requires public entities to use "exit price" when measuring the fair value of financial instruments, 5) requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the fair value option has been elected for that liability, 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and 7) clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. Earlier application is permitted. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”. The ASU simplifies various aspects relating to share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The amendment will be effective for the Company for the first reporting period beginning after December 15, 2016. Earlier adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period.  Depending on the area of change, the amendment will be applied either prospectively, retrospectively or by using a modified retrospective approach.  The Company is in the process of evaluating the impacts of the adoption of this ASU on its financial position, results of operations and disclosures.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities – Municipal	$375	$—	$—	$375
U.S. Treasury and government sponsored entity mortgage-backed securities	489	55	—	544
Totals	$864	$55	$—	$919

Available for Sale
Debt securities:
Corporate	$7,670	$17	$(1,041)	$6,646
U.S. Treasury and federal agencies	33	—	—	33
Equity securities	3	38	—	41
U.S. treasury and government sponsored entity mortgage-backed securities	100,396	363	(718)	100,041
Totals	$108,102	$418	$(1,759)	$106,761

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$577	$—	$—	$577
U.S. Treasury and government sponsored entity mortgage-backed securities	507	53	—	560
Totals	$1,084	$53	$—	$1,137

Available for Sale
Debt securities:
Corporate	$9,660	$26	$(842)	$8,844
U.S. Treasury and federal agencies	10,033	7	—	10,040
Equity securities	3	39	—	42
U.S. Treasury and government sponsored entity mortgage-backed securities	94,248	223	(1,489)	92,982
Totals	$113,944	$295	$(2,331)	$111,908

As of March 31, 2016 and December 31, 2015, the Company had investment securities available for sale with an estimated fair value of $104.0 million and $97.9 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities - Corporate	$—	$—	$2,645	$(1,041)	$2,645	$(1,041)
U.S. treasury and government sponsored entity mortgage-backed securities	14,943	(22)	49,433	(696)	64,376	(718)
Totals	$14,943	$(22)	$52,078	$(1,737)	$67,021	$(1,759)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities - Corporate	$—	$—	$2,843	$(842)	$2,843	$(842)
U.S. Treasury and government sponsored entity mortgage-backed securities	20,704	(217)	51,821	(1,272)	72,525	(1,489)
Totals	$20,704	$(217)	$54,664	$(2,114)	$75,368	$(2,331)

Management has reviewed its investment securities as of March 31, 2016 and has determined that all declines in fair value below amortized cost are temporary.

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

At March 31, 2016, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 28.3% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of March 31, 2016, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2016 the Company had 13 agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.4% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of March 31, 2016, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$375	$375	$3,983	$4,000
Due after 1 year through 5 years	–	–	33	33
Due after 5 years through 10 years	–	–	–	–
Due after 10 years	–	–	3,687	2,645
Total	$375	$375	$7,703	$6,678

Equity securities had a cost of $3 thousand and a fair value of $41 thousand as of March 31, 2016. Mortgage-backed securities had a cost of $100.9 million and a fair value of $100.6 million as of March 31, 2016.

3. LOANS RECEIVABLE ─ NET

Loans receivable consist of the following:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$613,761	$607,807
Commercial and multi-family	84,639	84,075
Total real estate-mortgage	698,400	691,882
Real estate - construction:
Residential	17,755	14,960
Commercial	5,310	3,595
Total real estate - construction	23,065	18,555
Commercial	20,727	21,383
Consumer:
Home equity	49,515	51,001
Other consumer loans	282	431
Total consumer loans	49,797	51,432
Total loans	791,989	783,252
Net deferred loan cost	4,015	3,886
Allowance for loan losses	(3,220)	(3,190)
Net total loans	$792,784	$783,948

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$3,190	$3,760
Provision for loan loss	152	153
Charge-offs	(122)	(529)
Recoveries	–	–
Balance, end of period	$3,220	$3,384

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

Non-performing assets segregated by class of loans are as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,753	$2,597
Commercial and multi-family	926	1,580
Real estate – construction	–	143
Commercial	41	41
Consumer	385	601
Non-accrual loans	4,105	4,962
Troubled debt restructuring, non-accrual	559	708
Total non-performing loans	4,664	5,670
Real estate owned	2,258	1,814
Total non-performing assets	$6,922	$7,484

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the three month periods ended March 31, 2016 and 2015:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2016	$38,621	$(2,423)	$426	$36,624
Principal reductions	(845)	—	—	(845)
Charge-offs, net	(501)	501	—	—
Accretion of loan discount (premium)	—	—	(27)	(27)
Transfer between nonaccretable and accretable yield	—	—	—	—
Balance at March 31, 2016	$37,275	$(1,922)	$399	$35,752

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(1,325)	—	—	(1,325)
Charge-offs, net	(62)	62	—	—
Accretion of loan discount (premium)	—	—	(29)	(29)
Transfer between nonaccretable and accretable yield	—	—	—	—
Balance at March 31, 2015	$42,829	$(2,478)	$513	$40,864

An age analysis of past due loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2016
Real Estate
1-4 Family Residential	$962	$—	$3,123	$4,085	$609,676	$613,761
Commercial and Multi-Family	—	—	926	926	83,713	84,639
Construction	—	—	—	—	23,065	23,065
Commercial	—	—	41	41	20,686	20,727
Consumer	87	124	385	596	49,201	49,797
Total	$1,049	$124	$4,475	$5,648	$786,341	$791,989

December 31, 2015
Real Estate
1-4 Family Residential	$1,483	$—	$2,968	$4,451	$603,356	$607,807
Commercial and Multi-Family	—	—	1,580	1,580	82,495	84,075
Construction	—	—	143	143	18,412	18,555
Commercial	—	—	41	41	21,342	21,383
Consumer	93	21	601	715	50,717	51,432
Total	$1,576	$21	$5,333	$6,930	$776,322	$783,252

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
March 31, 2016
With no related allowance recorded
Real Estate
1-4 Family Residential	$5,420	$5,588	$—	$143
Commercial and Multi-Family	704	704	—	176
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	903	903	—	56
With an allowance recorded
Real Estate
1-4 Family Residential	3,459	3,539	624	288
Commercial and Multi-Family	472	497	103	236
Construction	—	—	—	—
Commercial	174	174	4	174
Consumer	324	446	56	65
Total
Real Estate
1-4 Family Residential	$8,879	$9,127	$624	$178
Commercial and Multi-Family	1,176	1,201	103	196
Construction	143	143	—	143
Commercial	215	215	4	107
Consumer	1,227	1,349	56	58

December 31, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$6,103	$6,320	$—	$153
Commercial and Multi-Family	1,545	1,545	—	257
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	1,187	1,187	—	66
With an allowance recorded
Real Estate
1-4 Family Residential	3,758	3,868	599	268
Commercial and Multi-Family	285	310	23	285
Construction	—	—	—	—
Commercial	179	179	4	179
Consumer	434	479	179	72
Total
Real Estate
1-4 Family Residential	$9,861	$10,188	$599	$183
Commercial and Multi-Family	1,830	1,855	23	261
Construction	143	143	—	143
Commercial	220	220	4	110
Consumer	1,621	1,666	179	68

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of March 31, 2016, the Company entered into 20 TDR agreements with a total carrying value of $4.3 million of which 4 were not performing totaling $559 thousand. These loans had a specific reserve of $37 thousand. The following table presents an analysis of the Company’s TDR agreements existing as of March 31, 2016 and December 31, 2015, respectively.

	As of March 31, 2016			As of December 31, 2015
		Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
	(Dollars in thousands)			(Dollars in thousands)
1-4 Family Residential	10	$3,256	$3,256	10	$3,378	$3,378
Commercial Mortgage	2	250	250	2	250	250
Consumer	7	617	617	7	621	621
Commercial	1	174	174	1	179	179
Total	20	$4,297	$4,297	20	$4,428	$4,428

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

The following table presents classified loans by class of loans as of March 31, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015
	(Dollars in thousands)
Grade:
Special Mention	$2,123	$3,182	$1,104	$321	$—	$—	$—	$—	$728	$807
Substandard	7,994	7,916	2,886	3,989	143	143	552	557	925	1,272
Doubtful and Loss	—	—	—	—	—	—	—	—	—	—
Total	$10,117	$11,098	$3,990	$4,310	$143	$143	$552	$557	$1,653	$2,079

The following table presents the credit risk profile of loans based on payment activity as of March 31, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015
	(Dollars in thousands)
Performing	$611,008	$605,210	$83,713	$82,495	$23,065	$18,412	$20,686	$21,342	$49,412	$50,831
Non-Performing	2,753	2,597	726	1,580	—	143	41	41	385	601
Total	$613,761	$607,807	$84,639	$84,075	$23,065	$18,555	$20,727	$21,383	$49,797	$51,432

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended March 31, 2016 and December 31, 2015. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2016
Allowance for credit losses:
Beginning Balance	$2,051	$240	$25	$236	$638	$3,190
Charge-offs	(46)	—	—	—	(76)	(122)
Recoveries	—	—	—	—	—	—
Provision for loan losses	56	98	8	119	(129)	152
Ending balance	$2,061	$338	$33	$355	$433	$3,220
Ending balance: individually evaluated for impairment	$624	$103	$—	$4	$56	$787
Ending balance: collectively evaluated for impairment	$1,437	$235	$33	$351	$377	$2,433
Loan Receivables:
Ending balance	$613,761	$84,639	$23,065	$20,727	$49,797	$791,989
Ending balance: individually evaluated for impairment	$8,879	$1,176	$143	$215	$1,227	$11,640
Ending balance: collectively evaluated for impairment	$604,882	$83,463	$22,922	$20,512	$48,570	$780,349

December 31, 2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(683)	(25)	—	(306)	(245)	(1,259)
Recoveries	—	—	—	—	—	—
Provision for loan losses	416	(360)	(8)	162	479	689
Ending balance	$2,051	$240	$25	$236	$638	$3,190
Ending balance: individually evaluated for impairment	$599	$23	$—	$4	$178	$804
Ending balance: collectively evaluated for impairment	$1,452	$217	$25	$232	$460	$2,386
Loan Receivables:
Ending balance	$607,807	$84,075	$18,555	$21,383	$51,432	$783,252
Ending balance: individually evaluated for impairment	$9,861	$1,830	$143	$220	$1,621	$13,675
Ending balance: collectively evaluated for impairment	$597,946	$82,245	$18,412	$21,163	$49,811	$769,577

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)

NOW and other demand deposit accounts	$454,843	0.13%	$457,488	0.13%
Passbook savings and club accounts	179,350	0.20%	174,640	0.20%
Subtotal	634,193		632,128
Certificates with original maturities:
Within one year	28,085	0.30%	29,341	0.30%
One to three years	133,103	1.03%	127,813	1.03%
Three years and beyond	22,924	1.56%	22,751	1.56%
Total certificates	184,112		179,905
Total	$818,305		$812,033

The aggregate amount of certificate accounts in denominations of $100 thousand or more at March 31, 2016 and December 31, 2015 amounted to $72.9 million and $70.6 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at March 31, 2016 and December 31, 2015 amounted to $187.7 million and $194.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,756	$1,713
Denominators:
Basic average shares outstanding	6,127,162	5,985,347
Effect of dilutive common stock equivalents	108,609	109,830
Diluted average shares outstanding	6,235,771	6,095,177

Earnings per share:
Basic	$0.29	$0.29
Diluted	$0.28	$0.28

At March 31, 2016 and 2015, there were 280,979 and 575,142 outstanding anti-dilutive options, respectively, and 88,648 and 53,960 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of March 31, 2016 and 2015 and changes during the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the period	380,407	$11.46	674,391	$12.15
Granted	—	—	—	—
Exercised	8,620	11.24	28,668	12.97
Forfeited	2,160	13.56	—	—
Outstanding at the end of the period	369,627	$11.45	645,723	$12.11
Exercisable at the end of the period	317,273	$11.10	515,964	$12.07
Stock options vested or expected to vest (1)	285,546	$11.10	464,368	$12.07

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plans as of March 31, 2016:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
November 21, 2006	14,506	$14.78	0.6 years
November 20, 2007	17,274	$11.32	1.6 years
August 18, 2010	202,959	$10.21	4.4 years
March 15, 2011	13,600	$12.06	5.0 years
August 17, 2011	43,998	$11.53	5.4 years
November 19, 2012	14,100	$13.10	6.6 years
November 19, 2013	63,190	$14.14	7.6 years
Total	369,627	$11.45	4.9 years

The compensation expense recognized for the three months ended March 31, 2016 was $45 thousand as compared to $46 thousand for the three months ended March 31, 2015.

At March 31, 2016, there was $208 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

Summary of Non-vested Stock Award Activity:

	Three Months ended March 31, 2016		Three Months ended March 31, 2015
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Outstanding at the beginning of period	26,610	$14.06	54,950	$10.74
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at the end of the period	25,620	$14.14	53,960	$12.73

The compensation expense recognized for the three months ended March 31, 2016 was $33 thousand as compared to $81 thousand for the three months ended March 31, 2015.

As of March 31, 2016, there was $317 thousand of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 3 years.

7.	INCOME TAXES

Income tax expense was $878 thousand for an effective tax rate of 33.3% for the three months ended March 31, 2016 compared to $833 thousand for an effective tax rate of 32.7% for the same period in 2015.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At March 31, 2016 and December 31, 2015, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of March 31, 2016, the tax years ended December 31, 2012 through 2015 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2011 through 2015 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the first quarter of 2016, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on February 26, 2016 to stockholders of record as of the close of business on February 5, 2016.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2016 and 2015. A summary of the changes in components of Accumulated Other Comprehensive Income for the three months ended March 31, 2016 and 2015 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2016	$(1,255)	$(133)	$(1,388)
Current period change	696	3	699
Tax benefit	(282)	-	(282)
Ending balance – 03/31/2016	$(841)	$(130)	$(971)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	644	5	649
Tax benefit	(257)	-	(257)
Ending balance – 03/31/2015	$(895)	$(164)	$(1,059)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2016 and December 31, 2015:

March 31, 2016	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$100,041	$—
U.S. Treasury and federal agencies	—	33	—
Corporate securities	—	6,646	—
Equity securities	41	—	—
Totals	$41	$106,720	$—

December 31, 2015	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$92,982	$—
U.S. Treasury and federal agencies	—	10,040	—
Corporate securities	—	8,844	—
Equity securities	42	—	—
Totals	$42	$111,866	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement			Total (Losses) Gains
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2016
Assets:
Impaired loans	$3,642	$-	$539	$3,103	$(25)
Real estate owned	788	-	678	110	(46)

March 31, 2015
Assets:
Impaired loans	$5,263	$-	$3,321	$1,942	$(66)
Real estate owned	195	-	195	-	(306)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At March 31, 2016, total loans remeasured at fair value were $3.6 million. Such loans were carried at the value of $3.7 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $25 thousand. At March 31, 2015, total loans remeasured at fair value were $5.3 million. Such loans were carried at the value of $5.3 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $66 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the three months ended March 31, 2016 was $788 thousand, of which none were sold. These properties were carried at a value of $834 thousand immediately prior to remeasurement, resulting in recognition of impairment through earnings of $46 thousand.

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

		Category Used For Fair Value
March 31, 2016	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$93,554	$93,554	$—	$—
Investment securities:
Held to maturity	864	—	919	—
Available for sale	106,761	41	106,720	—
Loans receivable, net	792,784	—	811,123	—
Federal Home Loan Bank stock	5,864	—	5,864	—

Liabilities:
NOW and other demand deposit accounts	454,843	—	445,681	—
Passbook savings and club accounts	179,350	—	173,355	—
Certificates	184,112	—	185,087	—
Advances from Federal Home Loan Bank	105,000	—	112,447	—

		Category Used For Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,710	$87,710	$—	$—
Investment securities:
Held to maturity	1,084	—	1,137	—
Available for sale	111,908	42	111,866	—
Loans receivable, net	783,948	—	793,597	—
Federal Home Loan Bank stock	5,864	—	5,864	—

Liabilities:
NOW and other demand deposit accounts	457,488	—	476,186	—
Passbook savings and club accounts	174,640	—	183,352	—
Certificates	179,905	—	180,624	—
Advances from Federal Home Loan Bank	105,000	—	111,315	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of March 31, 2016. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2016 and December 31, 2015, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at March 31, 2016 as compared to $4.6 million at December 31, 2015. The Company completed its annual goodwill impairment test as of August 1, 2015 and concluded that goodwill was not impaired. At March 31, 2016, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $416 thousand at March 31, 2016 as compared to $440 thousand at December 31, 2015. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2016			2015
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$1,773	$41	$1,814	$609	$41	$650
Transfers into REO	110	678	788	192	195	387
Sales of REO	(344)	─	(344)	(429)	─	(429)
Balance, March 31,	$1,539	$719	$2,258	$372	$236	$608

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Atlantic City operated eight casinos during 2015 with a combined employment of just over 23,000 people. Both the Borgata and Tropicana Casinos are undergoing major renovations in 2016. The Borgata will invest over $50 million into a new outdoor pool, nightclub, fine dining restaurant and 250,000 square feet of convention space. Tropicana will invest $25 million into the renovation of 500 hotel rooms and updated casino floor space. Atlantic City saw an increase in convention traffic resulting, in part, from the opening of a $134 million convention center at Harrah’s Resort. Convention bookings increased 23% from 2014 to 2015 as 218 conventions brought in over 450,000 attendees. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have recently been announced or are at the final stages of completion. A Bass Pro Shop opened in 2015. The Pier Shops of Caesars received a $50 million renovation and were reopened as the Playground, a 500,000 square-foot shopping and entertainment complex. Major Atlantic City development was announced at the end of 2015. If approved, Atlantic City would become home to a Stockton University satellite campus, a new South Jersey Gas headquarters and an 886-space parking garage upon project completion in 2018.We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. Outside of Atlantic City, the FAA Technical Center continues to be a major employer in the region with nearly 2,000 people employed by the FAA and supporting contractors. Development of the Aviation and Research Development Park (Next Gen) has progressed since forming collaboration with Stockton University. Once completed, the complex will contain a combination of operational facilities, services, laboratory systems and simulators that can create the operational environment in a way that any researcher can conduct realistic and relevant research in an effort to gain insight, analyses, or validation of advanced aviation concepts, applications, and services. Additional development outside of Atlantic City includes a 100 unit housing complex in downtown Egg Harbor City and 135 unit mixed-use development in downtown Pleasantville.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of March 31, 2016, we had $16.4 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.1% of total loans. Of these loans, less than $3.3 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015

Total assets of the Company increased $8.7 million to $1,052.1 million at March 31, 2016 from $1,043.4 million at December 31, 2015. Loans receivable, net, increased $8.9 million, investment and mortgage-backed securities decreased $5.4 million and cash and cash equivalents increased by $5.8 million. Asset growth was funded by an increase in deposits of $6.3 million while borrowings were unchanged.

Investments

Investments and mortgage-backed securities decreased $5.4 million to $107.6 million at March 31, 2016 from $113.0 million at December 31, 2015. The decrease was primarily the result of repayments, calls and maturities of $16.4 million offset by investment purchases of $10.4 million and an increase in the available for sale valuation of $695 thousand.

Loans

Loans receivable, net, increased $8.9 million, or 1.1%, to $792.8 million at March 31, 2016 from $783.9 million at December 31, 2015. Loan originations and other advances totaled $39.5 million for the three months ended March 31, 2016 compared to $31.9 million originated in the three months ended March 31, 2015. Real estate mortgage loan originations totaled $23.7 million, real estate and commercial construction loan originations totaled $9.0 million, consumer loan originations totaled $2.6 million and commercial loan originations totaled $4.2 million for the first quarter of 2016. Origination activity was offset by $30.8 million of normal loan payments and payoffs, compared to payments and payoffs of $35.6 million in the same period of the prior year.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2016.

	March 31, 2016	December 31, 2015	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to four-family residential	$613,761	$607,807	$5,954	1.0%
Commercial and multi-family	84,639	84,075	564	0.7
Total real estate – mortgage	698,400	691,882	6,518	0.9

Real estate – construction:
Residential	17,755	14,960	2,795	18.7
Commercial	5,310	3,595	1,715	47.7
Total real estate – construction	23,065	18,555	4,510	24.3

Commercial	20,727	21,383	(656)	(3.1)

Consumer
Home equity	49,515	51,001	(1,486)	(2.9)
Other consumer loans	282	431	(149)	(34.6)
Total consumer loans	49,797	51,432	(1,635)	(3.2)

Total loans	791,989	783,252	8,787	1.1
Net deferred loan cost	4,015	3,886	129	3.3
Allowance for loan losses	(3,220)	(3,190)	(30)	0.9
Net total loans	$792,784	$783,948	8,836	1.1%

Non-Performing Assets

Non-performing assets totaled $6.9 million, or 0.66% of total assets, at March 31, 2016 compared to $7.5 million, or 0.72% of total assets, at December 31, 2015 and $7.0 million, or 0.68% of total assets, at March 31, 2015. The decrease from December 31, 2015 was the result of decreases in non-performing loans of $857 thousand and TDR non-accrual loans of $149 thousand offset by an increase in real estate owned of $444 thousand. Non-performing assets consisted of 18 residential mortgages totaling $2.8 million, four commercial mortgages totaling $926 thousand, one commercial loan totaling $41 thousand, nine consumer equity loans totaling $385 thousand, four TDR non-accrual loans totaling $559 thousand and ten real estate owned properties totaling $2.3 million. Real estate owned increased by four properties while the total balance increased $444 thousand at March 31, 2016 to $2.3 million from $1.8 million at December 31, 2015.

The allowance for loan losses was essentially unchanged at $3.2 million, or 0.41% of total net loans at March 31, 2016 from December 31, 2105. The changes in the allowance for loan losses resulted from an addition to the allowance of $152 thousand offset by net charge-offs of $122 thousand. Net charge-offs totaled $122 thousand in 2016 compared to $529 thousand for the same period in 2015. The allowance was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in March 2016 from December 2015. At March 31, 2016, the specific allowance on loans individually evaluated for impairment was $787 thousand and pooled allowance on the remainder of the loan portfolio was $2.4 million as compared to specific allowance on loans individually evaluated for impairment of $804 million and pooled allowance on the reminder of the loan portfolio of $2.4 million at December 31, 2015.

	Three months Ended March 31,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,190	$3,760
Provision for loan losses	152	153

Recoveries	–	–
Charge-offs	(122)	(529)
Net (charge-offs) recoveries	(122)	(529)

Allowance at end of period	$3,220	$3,384
Allowance for loan losses as a percent of total loans	0.41%	0.44%
Allowance for loan losses as a percent of non-performing loans	69.0%	52.7%

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate - residential	$2,753	$2,597
Real estate – mortgage loans	926	1,580
Real estate – commercial and multi-family	–	143
Commercial	41	41
Consumer	385	601
Total	4,105	4,962
Troubled debt restructurings – nonaccrual	559	708
Total nonaccrual loans	4,664	5,670
Real estate owned	2,258	1,814
Total non-performing assets	$6,922	$7,484

Total non-performing loans to total loans	0.59%	0.72%
Total non-performing loans to total assets	0.44%	0.54%
Total non-performing assets to total assets	0.66%	0.72%

Deposits

Deposits increased by $6.3 million, or 0.8%, to $818.3 million at March 31, 2016 from $812.0 million at December 31, 2015. Non-interest bearing demand deposits increased $2.1 million, interest bearing checking decreased $4.7 million, savings accounts increased by $4.7 million and certificates of deposit increased by $4.2 million. A repricing of interest bearing demand deposits to non-interest bearing demand deposits led to the change of category of those deposits. The Company continued its focus on attracting core deposits, which increased $2.1 million to $634.2 million at March 31, 2016.

The following table summarizes changes in deposits in the three months ended March 31, 2016.

	March 31,	December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$192,671	$190,614	$2,057	1.1%
Interest-bearing demand deposits	262,172	266,874	(4,702)	(1.8)
Savings accounts	179,350	174,640	4,710	2.7
Time deposits	184,112	179,905	4,207	2.3
Total	$818,305	$812,033	$6,272	0.8%

Borrowings

Federal Home Loan Bank advances were unchanged at $105.0 million at March 31, 2016 from December 31, 2015.

Stockholders’ Equity

Stockholders’ equity increased $2.1 million to $113.8 million at March 31, 2016, primarily as a result of $1.8 million of net income, proceeds from exercises of stock options of $97 thousand, an increase in other comprehensive income of $416 thousand and increases in contra benefit plans of $62 thousand offset by dividends paid of $384 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Net income was $1.8 million for the three months ended March 31, 2016 as compared to $1.7 million for the three months ended March 31, 2015. The increase of $43 thousand, or 2.5%, in 2016 from 2015 was due primarily to an increase in net interest income offset by a decrease in other income and increases in operating expenses and income tax expense.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)

Net income	$1,756	$1,713
Basic earnings per share	$0.29	$0.29
Diluted earnings per share	$0.28	$0.28
Return on average assets (annualized)	0.67%	0.66%
Return on average equity (annualized)	6.20%	6.43%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,172	$8,172	$—	—
Investment securities	671	615	56	9.1
Total interest income	8,843	8,787	56	0.6

INTEREST EXPENSE:
Deposits	667	613	54	8.8
Borrowings	897	1,082	(185)	(17.1)
Total interest expense	1,564	1,695	(131)	(7.7)
Net interest income	$7,279	$7,092	$187	2.6

Net interest income increased by $187 thousand, or 2.6%, for the quarter ended March 31, 2016. The interest rate spread and net interest margin of the Company were 3.09% and 3.24% respectively, for the three months ended March 31, 2016, compared to 3.04% and 3.19% for the same period in 2015. The increase in the net interest margin of five basis points resulted from an increase in the average balance of interest-earning assets of $10.9 million and a decrease in the cost of interest-bearing liabilities of seven basis points offset by a decrease in the yield on interest-earning assets of two basis points and an increase in the average balance of interest-bearing liabilities of $2.5 million.

Interest income increased by $56 thousand, or 0.6%, for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The increase in interest income resulted from increases in the average balance of loans of $14.7 million and investments of 28 basis points offset by a decrease in the average balance of investments of $3.7 million and lower yields on loans of eight basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $131 thousand, or 7.7%, for the quarter ended March 31, 2016 over the same period in 2015. The decrease in interest expense resulted from decreases in borrowings of $12.2 million and rates paid on borrowings of 27 basis points offset by increases in the average balance of interest-bearing deposits of $14.7 million and the cost of deposits of two basis points. The increase in the average balance of interest-bearing deposits resulted primarily from deposit growth while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

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

Average Balance Tables

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loan	$788,624	$8,172	4.14%	$773,955	$8,172	4.22%
Investment securities	110,296	671	2.44%	114,032	615	2.16%
Total interest-earning assets	898,920	8,843	3.94%	887,987	8,787	3.96%
Noninterest-earning assets	155,506			150,433
Total assets	$1,054,426			$1,038,420

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$276,082	$116	0.17%	$272,583	$118	0.17%
Savings accounts	176,425	88	0.20%	168,857	84	0.20%
Certificates of deposit	182,162	463	1.02%	178,493	411	0.92%
Total interest-bearing deposits	634,669	667	0.42%	619,933	613	0.40%

FHLB advances	105,000	897	3.42%	110,000	925	3.36%
Subordinated debt	—	—	—%	7,217	157	8.67%
Total borrowings	105,000	897	3.42%	117,217	1,082	3.69%
Total interest-bearing liabilities	739,669	1,564	0.85%	737,150	1,695	0.92%
Noninterest-bearing demand accounts	187,928			182,659
Other liabilities	13,564			12,014
Total liabilities	941,161			931,823

Stockholders’ equity	113,265			106,597
Total liabilities and stockholders’ equity	$1,054,426			$1,038,420

Net interest income		$7,279			$7,092
Interest rate spread			3.09%			3.04%
Net interest margin			3.24%			3.19%
Average interest-earning assets to average interest-bearing liabilities	121.53%			120.46%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $152 thousand in the three months ended March 31, 2016 compared to $153 thousand in the three months ended March 31, 2015. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2016 and 2015 and the changes between the periods.

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$444	$507	(12.4)
Cash surrender value of life insurance	154	154	—
Other	400	388	3.1
Total other income	$998	$1,049	(4.9)

Other income decreased $51 thousand, or 4.9%, to $1.0 million for the three-month period ended March 31, 2016 from the same period in 2015. A decrease in service charges income of $63 thousand resulted from lower service charges collected on deposit accounts. Other income increased $12 thousand primarily from increases in fees earned on loans and other income.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2016 and 2015 and the changes between periods.

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,310	$3,299	0.3
Occupancy and equipment	1,205	1,249	(3.5)
Federal insurance premiums	145	138	5.1
Advertising	90	106	(15.1)
Professional services	302	278	8.6
Real estate owned expense	7	(66)	N/M
Other operating expense	432	438	(1.4)
Total other expense	$5,491	$5,442	0.9

N/M – not measurable

Other expenses increased $49 thousand, or 0.9%, to $5.5 million for the three-month period ended March 31, 2016 from the same period in 2015. Increases in salary and benefits, FDIC insurance, professional services and REO expense totaling $115 thousand were offset by decreases in occupancy and equipment, advertising and other expenses totaling $66 thousand for the first quarter of 2016. The increase in REO expense resulted from lesser gains on sale of properties of $53 thousand in the first three months of 2015. The remainder of the changes resulted from a normal course of business.

Income Taxes

Income taxes increased $45 thousand to $878 thousand for an effective tax rate of 33.3% for the three months ended March 31, 2016, compared to $833 thousand for an effective tax rate of 32.7% for the same period in 2015. The increased in the effective rate was primarily based upon a change in the mix of assets with a tax preference offset by higher net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $93.6 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $39.7 million at March 31, 2016. In addition, at March 31, 2016, we had the ability to borrow a total of approximately $293.3 million from the Federal Home Loan Bank of New York.

At March 31, 2016, we had $73.2 million in loan commitments outstanding, which included $26.8 million in undisbursed loans, $27.4 million in unused home equity lines of credit and $19.0 million in commercial lines and letters of credit. Certificates of deposit due within one year of March 31, 2016 totaled $127.0 million, or 69.0% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $99.6 million, or 9.51% of total adjusted assets, which is above the required level of $41.9 million or 4.0%; common equity Tier 1 risk-based capital of $99.6 million, or 18.10% of total adjusted assets which is above the required level of $24.7 million or 4.5%; Tier 1 risk-based capital of $99.6 million, or 18.10% of total adjusted assets which is above the required level of $33.0 million or 6.0%; and total risk-based capital of $102.8 million, or 18.69% of risk-weighted assets, which is above the required level of $44.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At March 31, 2016, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.47% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 19.88% of risk-weighted assets; Tier 1 risk-based capital ratio of 19.88% of risk-weighted assets and total risk-based capital ratio 20.46% of risk-weighted assets.

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

The following table reflects changes in estimated net interest income only for the Company:

	At December 31, 2015 Change in Estimated Net Interest Income Over
	12 Months	24 Months
	(Dollars in Thousands)
200 basis point increase in rates	$2,586	$7,713
100 basis point decrease in rates	$(571)	$(2,717)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at December 31, 2015 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$106,153	$(32,186)	(23.27)%	10.92%	(214	)bp
200	119,229	(19,110)	(13.81)	11.89	(117)
100	130,649	(7,690)	(5.56)	12.66	(40)
50	135,038	(3,301)	(2.39)	12.91	(15)
0	138,339	—	—	13.06	—
(50)	139,978	1,639	1.18	13.07	1
(100)	139,371	1,031	0.75	12.90	(16)

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

For the three months ended March 31, 2016 and 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 6, 2016	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 6, 2016	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

