Form 10-Q
period 2016-06-30
Ocean Shore Holding Co.
filed 2016-08-04
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

At August 1, 2016, the registrant had 6,457,454 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS

Cash and amounts due from depository institutions	$10,001	$7,496
Interest-earning bank balances	76,204	80,214

Cash and cash equivalents	86,205	87,710

Investment securities held to maturity (estimated fair value—$896 at June 30, 2016; $1,137 at December 31, 2015)	842	1,084
Investment securities available for sale (amortized cost—$107,763 at June 30, 2016; $113,944 at December 31, 2015)	106,789	111,908
Loans—net of allowance for loan losses of $3,245 at June 30, 2016 and $3,190 at December 31, 2015	791,219	783,948
Accrued interest receivable:
Loans	2,412	2,330
Investment securities	12	21
Federal Home Loan Bank stock—at cost	5,875	5,864
Office properties and equipment—net	12,059	12,359
Prepaid expenses and other assets	1,831	2,242
Real estate owned	1,662	1,814
Cash surrender value of life insurance	24,768	24,457
Net deferred tax asset	4,140	4,572
Goodwill	4,630	4,630
Other intangible assets	391	440
TOTAL ASSETS	$1,042,835	$1,043,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$199,379	$190,614
Interest bearing deposits	607,322	621,419
Advances from Federal Home Loan Bank	105,000	105,000
Advances from borrowers for taxes and insurance	5,184	4,591
Accrued interest payable	492	589
Other liabilities	9,807	9,377

Total liabilities	927,184	931,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,412,678 shares outstanding at June 30, 2016; 6,403,058 shares outstanding at December 31, 2015	73	73
Additional paid-in capital	66,650	66,397
Retained earnings - partially restricted	65,243	62,480
Treasury stock—at cost: 894,912 shares at June 30, 2016; 904,532 shares at December 31, 2015	(12,559)	(12,694)
Common stock acquired by employee benefits plans	(2,126)	(2,297)
Deferred compensation plans trust	(878)	(783)
Accumulated other comprehensive loss	(752)	(1,387)

Total stockholders’ equity	115,651	111,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,042,835	$1,043,379

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,171	$8,177	$16,342	$16,349
Taxable interest on mortgage-backed securities	452	337	853	695
Non-taxable interest on municipal securities	1	1	2	2
Taxable interest and dividends on other investment securities	206	249	476	505

Total interest and dividend income	8,830	8,764	17,673	17,551

INTEREST EXPENSE:
Interest on deposits	651	617	1,318	1,230
Interest on borrowings	811	1,091	1,708	2,173

Total interest expense	1,462	1,708	3,026	3,403

NET INTEREST INCOME	7,368	7,056	14,647	14,148

PROVISION FOR LOAN LOSSES	161	178	313	331

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,207	6,878	14,334	13,817

OTHER INCOME:
Service charges	443	503	888	1,011
Cash surrender value of life insurance	157	156	311	310
Gain on sale of investment	37	—	—	—
Other	439	474	876	861

Total other income	1,076	1,133	2,075	2,182

OTHER EXPENSE:
Salaries and employee benefits	3,342	3,168	6,652	6,467
Occupancy and equipment	1,218	1,248	2,423	2,497
Federal insurance premiums	145	141	290	279
Advertising	102	121	192	226
Professional services	299	270	601	548
Real estate owned expense	41	21	48	(46)
Charitable contributions	44	38	87	75
Other operating expenses	396	366	785	768

Total other expenses	5,587	5,373	11,078	10,814

INCOME BEFORE INCOME TAXES	2,696	2,638	5,331	5,185

INCOME TAX EXPENSE	920	899	1,799	1,733

NET INCOME	$1,776	$1,739	$3,532	$3,452
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	216	(254)	630	133
Unrealized gain (loss) on post retirement life benefit	3	6	6	11

COMPREHENSIVE INCOME	$1,995	$1,491	$4,168	$3,596

Earnings per share, basic:	$0.29	$0.29	$0.58	$0.58
Earnings per share, diluted:	$0.28	$0.29	$0.57	$0.57

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,532	$3,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390	500
Provision for loan losses	313	331
Stock based compensation expense	451	506
Gain on call of AFS securities	(37)	─
Cash surrender value of life insurance	(311)	(310)
Loss on disposal of office properties and equipment	─	1
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(73)	(100)
Prepaid expenses and other assets	411	917
Accrued interest payable	(97)	(3)
Other liabilities	434	(83)
Net cash provided by operating activities	5,013	5,211
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	7,027	5,756
Investment securities held to maturity	40	142
Loans originated, net of repayments	(8,412)	(7,988)
Purchases of:
Investment securities held to maturity	(375)	(402)
Investment securities available for sale	(14,977)	(10,111)
Federal Home Loan Bank stock	(11)	(50)
Office properties and equipment	(125)	(206)
Proceeds from sale/ maturities/ calls of:
Investment securities held to maturity	577	494
Investment securities available for sale	14,037	─
Real estate owned	1,197	428
Net cash used in investing activities	(1,022)	(11,937)
FINANCING ACTIVITIES:
Increase / decrease in deposits	(5,332)	(7,219)
Dividends paid	(769)	(759)
Exercise of incentive stock options	107	1,046
Purchase of treasury stock	─	(3,223)
Purchase of shares by deferred compensation plans trust	(95)	(94)
Increase in advances from borrowers for taxes and insurance	593	521
Net cash (used in ) provided by financing activities	(5,496)	(9,728)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,505)	(16,454)
CASH AND CASH EQUIVALENTS—Beginning of period	87,710	80,307
CASH AND CASH EQUIVALENTS—End of period	$86,205	$63,853
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3,075	$3,361
Income Taxes	$1,425	$2,880
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$1,045	$972

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015. The results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

New Accounting Pronouncements –

In May 2014, the FASB issued ASU 2014-09, which created Accounting Standard Codification (“ASC”) ASC 606, Revenue from Contracts with Customers, superseding the revenue recognition requirements in ASC 605. This ASU requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017. The provisions of this ASU are to be applied retrospectively. Early adoption is not permitted. The Company is currently in the process of evaluating the impacts of the adoption of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB also issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires entities to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impacts of the adoption of this ASU on its financial position, result of operations and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires that 1) equity investments, except those accounted for under the equity method of accounting or result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income, unless those equity investments do not have readily determinable fair values in which case they will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer, 2) simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, 3) eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at amortized cost on the balance sheet, 4) requires public entities to use "exit price" when measuring the fair value of financial instruments, 5) requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the fair value option has been elected for that liability, 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and 7) clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. The amendment will be effective for the Company for the first reporting period beginning after December 15, 2017. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impacts of the adoption of this ASU on its financial position, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This ASU simplifies various aspects relating to share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The amendment will be effective for the Company for the first reporting period beginning after December 15, 2016. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. Depending on the area of change, the amendment will be applied either prospectively, retrospectively or by using a modified retrospective approach. The Company is currently in the process of evaluating the impacts of the adoption of this ASU on its financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendment will be effective for the Company for the first reporting period beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impacts of the adoption of this ASU on its financial position, results of operation and disclosures.

2.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities – Municipal	$375	$—	$—	$375
U.S. Treasury and government sponsored entity mortgage-backed securities	467	54	—	521
Totals	$842	$54	$—	$896

Available for Sale
Debt securities:
Corporate	$5,678	$10	$(1,042)	$4,646
U.S. Treasury and federal agencies	33	—	—	33
Equity securities	3	2	—	5
U.S. treasury and government sponsored entity mortgage-backed securities	102,049	535	(479)	102,105
Totals	$107,763	$547	$(1,521)	$106,789

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$577	$—	$—	$577
U.S. Treasury and government sponsored entity mortgage-backed securities	507	53	—	560
Totals	$1,084	$53	$—	$1,137

Available for Sale
Debt securities:
Corporate	$9,660	$26	$(842)	$8,844
U.S. Treasury and federal agencies	10,033	7	—	10,040
Equity securities	3	39	—	42
U.S. Treasury and government sponsored entity mortgage-backed securities	94,248	223	(1,489)	92,982
Totals	$113,944	$295	$(2,331)	$111,908

As of June 30, 2016 and December 31, 2015, the Company had investment securities available for sale with an estimated fair value of $101.2 million and $97.9 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,645	$(1,042)	$2,645	$(1,042)
U.S. treasury and government sponsored entity mortgage- backed securities	—	—	39,304	(479)	39,304	(479)
Totals	$—	$—	$41,949	$(1,521)	$41,949	$(1,521)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -
Corporate	$—	$—	$2,843	$(842)	$2,843	$(842)
U.S. Treasury and government sponsored entity mortgage- backed securities	20,704	(217)	51,821	(1,272)	72,525	(1,489)
Totals	$20,704	$(217)	$54,664	$(2,114)	$75,368	$(2,331)

Management has reviewed its investment securities as of June 30, 2016 and has determined that all declines in fair value below amortized cost are temporary.

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

At June 30, 2016, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have aggregate depreciation of 28.3% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of June 30, 2016, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2016 the Company had 11 agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.2% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of June 30, 2016, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$375	$375	$1,990	$2,000
Due after 1 year through 5 years	—	—	33	33
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	3,688	2,646
Total	$375	$375	$5,711	$4,679

Equity securities had a cost of $3 thousand and a fair value of $5 thousand as of June 30, 2016. Mortgage-backed securities had a cost of $102.5 million and a fair value of $102.6 million as of June 30, 2016.

3.	LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$611,795	$607,807
Commercial and multi-family	84,644	84,075
Total real estate-mortgage	696,439	691,882
Real estate - construction:
Residential	19,274	14,960
Commercial	5,126	3,595
Total real estate - construction	24,400	18,555
Commercial	20,412	21,383
Consumer:
Home equity	48,769	51,001
Other consumer loans	287	431
Total consumer loans	49,056	51,432
Total loans	790,307	783,252
Net deferred loan cost	4,157	3,886
Allowance for loan losses	(3,245)	(3,190)
Net total loans	$791,219	$783,948

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Six months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$3,190	$3,760
Provision for loan loss	313	331
Charge-offs	(258)	(699)
Recoveries	–	–
Balance, end of period	$3,245	$3,392

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

Non-performing assets segregated by class of loans are as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,605	$2,597
Commercial and multi-family	705	1,580
Real estate – construction	143	143
Commercial	41	41
Consumer	237	601
Non-accrual loans	3,731	4,962
Troubled debt restructuring, non-accrual	390	708
Total non-performing loans	4,121	5,670
Real estate owned	1,662	1,814
Total non-performing assets	$5,783	$7,484

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the six month periods ended June 30, 2016 and 2015:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2016	$38,621	$(2,423)	$426	$36,624
Principal reductions	(3,028)	—	—	(3,028)
Charge-offs, net	(752)	752	—	—
Accretion of loan discount (premium)	—	—	(53)	(53)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at June 30, 2016	$34,841	$(1,671)	$373	$33,543

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(2,856)	—	—	(2,856)
Charge-offs, net	(62)	62	—	—
Accretion of loan discount (premium)	—	—	(58)	(58)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at June 30, 2015	$41,298	$(2,478)	$484	$39,304

An age analysis of past due loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
June 30, 2016
Real estate
1-4 family residential	$1,844	$—	$2,976	$4,820	$606,975	$611,795
Commercial and multi-family	—	—	705	705	83,939	84,644
Construction	—	—	143	143	24,257	24,400
Commercial	—	—	41	41	20,371	20,412
Consumer	257	88	236	581	48,475	49,056
Total	$2,101	$88	$4,101	$6,290	$784,017	$790,307

December 31, 2015
Real estate
1-4 family residential	$1,483	$—	$2,968	$4,451	$603,356	$607,807
Commercial and multi-family	—	—	1,580	1,580	82,495	84,075
Construction	—	—	143	143	18,412	18,555
Commercial	—	—	41	41	21,342	21,383
Consumer	93	21	601	715	50,717	51,432
Total	$1,576	$21	$5,333	$6,930	$776,322	$783,252

Impaired loans are set forth the in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
June 30, 2016
With no related allowance recorded
Real Estate
1-4 Family Residential	$5,617	$5,785	$—	$144
Commercial and Multi-Family	671	670	—	168
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	807	807	—	58
With an allowance recorded
Real Estate
1-4 Family Residential	3,219	3,279	622	293
Commercial and Multi-Family	285	310	132	285
Construction	—	—	—	—
Commercial	168	168	4	168
Consumer	275	320	52	69
Total
Real Estate
1-4 Family Residential	$8,836	$9,064	$622	$177
Commercial and Multi-Family	956	980	132	191
Construction	143	143	—	143
Commercial	209	209	4	104
Consumer	1,082	1,127	52	60

December 31, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$6,103	$6,320	$—	$153
Commercial and Multi-Family	1,545	1,545	—	257
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	1,187	1,187	—	66
With an allowance recorded
Real Estate
1-4 Family Residential	3,758	3,868	599	268
Commercial and Multi-Family	285	310	23	285
Commercial	—	—	—	—
Consumer	179	179	4	179
Total	434	479	179	72
Real Estate
1-4 Family Residential	$9,861	$10,188	$599	$183
Commercial and Multi-Family	1,830	1,855	23	261
Construction	143	143	—	143
Commercial	220	220	4	110
Consumer	1,621	1,666	179	68

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of June 30, 2016, the Company has 20 existing TDR agreements with a total carrying value of $4.3 million, of which three were not performing totaling $390 thousand as compared to 18 TDR agreements with a total carrying value of $4.5 million of which nine were not performing totaling $1.5 million as of June 30, 2015. The Company has not entered into any additional TDR agreements during the three and six month periods ending June 30, 2016. During the three and six month periods ending June 30, 2015 the company entered into three and five new TDR agreements totaling $276 thousand and $633 thousand, respectively.

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

The following table presents classified loans by class of loans as of June 30, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015
	(Dollars in thousands)
Grade:
Special Mention	$3,827	$3,182	$677	$321	$—	$—	$—	$—	$1,022	$807
Substandard	7,396	7,916	3,063	3,989	143	143	548	557	763	1,272
Doubtful and Loss	—	—	—	—	—	—	—	—	—	—
Total	$11,223	$11,098	$3,740	$4,310	$143	$143	$548	$557	$1,785	$2,079

The following table presents the credit risk profile of loans based on payment activity as of June 30, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015
	(Dollars in thousands
Performing	$609,190	$605,210	$83,939	$82,495	$24,257	$18,412	$20,371	$21,342	$48,819	$50,831
Non-Performing	2,605	2,597	705	1,580	143	143	41	41	237	601
Total	$611,795	$607,807	$84,644	$84,075	$24,400	$18,555	$20,412	$21,383	$49,056	$51,432

The following table details activity in the allowance for possible loan losses by portfolio segment for the six month periods ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2016
Allowance for credit losses:
Beginning Balance	$2,051	$240	$25	$236	$638	$3,190
Charge-offs	(78)	(84)	—	—	(96)	(258)
Recoveries	—	—	—	—	—	—
Provision for loan losses	52	288	10	152	(189)	313
Ending balance	$2,025	$444	$35	$388	$353	$3,245
Ending balance: individually evaluated for impairment	$622	$132	$—	$4	$52	$810
Ending balance: collectively evaluated for impairment	$1,403	$312	$35	$384	$301	$2,435
Loan Receivables:
Ending balance	$611,795	$84,644	$24,400	$20,412	$49,056	$790,307
Ending balance: individually evaluated for impairment	$8,836	$956	$143	$209	$1,082	$11,226
Ending balance: collectively evaluated for impairment	$602,959	$83,688	$24,257	$20,203	$47,974	$779,081

June 30, 2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(221)	(24)	—	(306)	(148)	(699)
Recoveries	—	—	—	—	—	—
Provision for loan losses	117	(299)	1	276	236	331
Ending balance	$2,214	$302	$34	$350	$492	$3,392
Ending balance: individually evaluated for impairment	$623	$23	$—	$4	$34	$684
Ending balance: collectively evaluated for impairment	$1,591	$279	$34	$346	$458	$2,708
Loan Receivables:
Ending balance	$593,633	$88,324	$22,359	$22,740	$53,483	$780,539
Ending balance: individually evaluated for impairment	$9,857	$1,830	$143	$190	$1,060	$13,080
Ending balance: collectively evaluated for impairment	$583,776	$86,494	$22,216	$22,550	$52,423	$767,459

4.	DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$438,196	0.13%	$457,488	0.13%
Passbook savings and club accounts	180,438	0.20%	174,640	0.20%
Subtotal	618,634		632,128
Certificates with original maturities:
Within one year	25,887	0.30%	29,341	0.30%
One to three years	139,453	0.98%	127,813	1.03%
Three years and beyond	22,727	1.51%	22,751	1.56%
Total certificates	188,067		179,905
Total	$806,701		$812,033

The aggregate amount of certificate accounts in denominations of $100 thousand or more at June 30, 2016 and December 31, 2015 amounted to $77.4 million and $70.6 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at June 30, 2016 and December 31, 2015 amounted to $163.9 million and $194.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,776	$1,739	$3,532	$3,452
Denominators:
Basic average shares outstanding	6,140,839	5,920,475	6,134,000	5,952,732
Effect of dilutive common stock equivalents	108,714	115,532	108,418	110,134
Diluted average shares outstanding	6,249,553	6,036,007	6,242,418	6,062,866

Earnings per share:
Basic	$0.29	$0.29	$0.58	$0.58
Diluted	$0.28	$0.29	$0.57	$0.57

At June 30, 2016 and 2015, there were 278,896 and 469,360 outstanding anti-dilutive options, respectively, and 25,620 and 53,960 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of June 30, 2016 and 2015 and changes during the three months ended June 30, 2016 and 2015 are presented below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	380,407	$11.46	674,391	$12.15
Granted	—	—	—	—
Exercised	9,620	11.14	119,511	13.04
Forfeited	2,160	13.56	1,000	10.21
Outstanding at the end of the period	368,627	$11.45	553,880	$11.96
Exercisable at the end of the period	316,273	$11.10	425,537	$11.85
Stock options vested or expected to vest (1)	284,646	$11.10	382,983	$11.85

(1)	Includes vested shares and non-vested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plans as of June 30, 2016:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
November 21, 2006	14,506	$14.78	0.4 years
November 20, 2007	17,274	$11.32	1.4 years
August 18, 2010	201,959	$10.21	4.1 years
March 15, 2011	13,600	$12.06	4.7 years
August 17, 2011	43,998	$11.53	5.1 years
November 19, 2012	14,100	$13.10	6.4 years
November 19, 2013	63,190	$14.14	7.4 years
Total	368,627	$11.45	4.6 years

The compensation expense recognized for the three and six months ended June 30, 2016 was $45 thousand and $90 thousand, respectively, as compared to $46 thousand and $92 thousand for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, there was $163 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

Summary of Non-vested Stock Award Activity:

	Six Months ended June 30, 2016		Six Months ended June 30, 2015
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Beginning of period	26,610	$14.06	54,950	$10.74
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	990	$12.06
Outstanding at June 30, 2015	25,620	$14.14	53,960	$12.73

The compensation expense recognized for the three and six months ended June 30, 2016 was $30 thousand and $63 thousand, respectively, as compared to $81 thousand and $162 thousand for the three and six months ended June 30, 2015.

As of June 30, 2016, there was $287 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 3 years.

7.	INCOME TAXES

Income tax expense was $1.8 million for an effective tax rate of 33.7% for the six months ended June 30, 2016 compared to $1.7 million for an effective tax rate of 33.4% for the same period in 2015.

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At June 30, 2016 and December 31, 2015, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of June 30, 2016, the tax years ended December 31, 2012 through 2015 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2011 through 2015 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the second quarter of 2016, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on May 27, 2016 to stockholders of record as of the close of business on May 6, 2016.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2016 and 2015. A summary of the changes in components of Accumulated Other Comprehensive Income for the six months ended June 30, 2016 and 2015 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2016	$(1,254)	$(133)	$(1,387)
Current period change	1,062	6	1,068
Tax benefit	(433)	─	(433)
Ending balance – 06/30/2016	$(625)	$(127)	$(752)

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	222	11	233
Tax benefit	(89)	─	(89)
Ending balance – 06/30/2015	$(1,149)	$(158)	$(1,307)

9.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2016 and December 31, 2015:

	Category Used for Fair Value Measurement
June 30, 2016	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$102,105	$—
U.S. Treasury and federal agencies	—	33	—
Corporate securities	—	4,646	—
Equity securities	5	—	—
Totals	$5	$106,784	$—

	Category Used for Fair Value Measurement
December 31, 2015	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$92,982	$—
U.S. Treasury and federal agencies	—	10,040	—
Corporate securities	—	8,844	—
Equity securities	42	—	—
Totals	$42	$111,866	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Six Month Period Ended	Total	Level 1	Level 2	Level 3	Total (Losses) Gains
	(Dollars in thousands)
June 30, 2016
Assets:
Impaired loans	$3,177	$-	$317	$2,860	$(103)
Real estate owned	646	-	329	317	(140)

June 30, 2015
Assets:
Impaired loans	$3,854	$-	$1,756	$2,098	$(39)
Real estate owned	780	-	780	-	(365)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At June 30, 2016, total loans remeasured at fair value were $3.2 million. Such loans were carried at the value of $3.3 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $103 thousand. At June 30, 2015, total loans remeasured at fair value were $4.0 million. Such loans were carried at the value of $4.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loans in the amount of $39 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Total real estate owned remeasured at fair value for the six months ended June 30, 2016 was $1.0 million, of which $400 thousand was sold. These properties were carried at a value of $786 thousand immediately prior to remeasurement, resulting in recognition of impairment through earnings of $140 thousand.

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

		Category Used For Fair Value
June 30, 2016	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$86,205	$86,205	$—	$—
Investment securities:
Held to maturity	842	—	896	—
Available for sale	106,789	5	106,784	—
Loans receivable, net	791,219	—	813,530	—
Federal Home Loan Bank stock	5,875	—	5,875	—

Liabilities:
NOW and other demand deposit accounts	438,196	—	433,627	—
Passbook savings and club accounts	180,438	—	176,021	—
Certificates	188,067	—	189,265	—
Advances from Federal Home Loan Bank	105,000	—	113,084	—

		Category Used For Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,710	$87,710	$—	$—
Investment securities:
Held to maturity	1,084	—	1,137	—
Available for sale	111,908	42	111,866	—
Loans receivable, net	783,948	—	793,597	—
Federal Home Loan Bank stock	5,864	—	5,864	—

Liabilities:
NOW and other demand deposit accounts	457,486	—	476,186	—
Passbook savings and club accounts	174,640	—	183,352	—
Certificates	179,905	—	180,624	—
Advances from Federal Home Loan Bank	105,000	—	111,315	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2016. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2016 and December 31, 2015, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at June 30, 2016 as compared to $4.6 million at December 31, 2015. The Company is in the process of performing its goodwill impairment test as of August 1, 2016 and will complete this process during the third quarter of 2016. At June 30, 2016, no triggering events have occurred from the date of the most recent impairment test that would have impaired goodwill.

The core deposit intangible totaled $391 thousand at June 30, 2016 as compared to $440 thousand at December 31, 2015. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2016			2015
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$1,773	$41	$1,814	$609	$41	$650
Transfers into Real Estate Owned	230	815	1,045	777	195	972
Sales of Real Estate Owned	(847)	(350)	(1,197)	(429)	─	(429)
Balance, June 30,	$1,156	$506	$1,662	$957	$236	$1,193

12.	SUBSEQUENT EVENTS

On July 12, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OceanFirst Financial Corp. (“OceanFirst”), the parent company of OceanFirst Bank, and Masters Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge (the “First-Step Merger”) with and into Ocean Shore, with Ocean Shore as the surviving entity, and immediately following the effective time of the First-Step Merger, Ocean Shore will merge with and into OceanFirst, with OceanFirst as the surviving entity (together with the First-Step Merger, the “Integrated Mergers”). It is anticipated that immediately following the consummation of the Integrated Mergers, Ocean City Home Bank, a federal savings bank, will merge with and into OceanFirst Bank, a federal savings bank, with OceanFirst Bank as the surviving bank.

At the effective time of the First-Step Merger, the Company’s shareholders will be entitled to receive $4.35 in cash and 0.9667 shares of OceanFirst common stock, par value $0.01 per share (“OceanFirst Common Stock” and, together with such cash consideration, the “Merger Consideration”), for each share of Company common stock. Additionally, all outstanding and unexercised options to purchase Company common stock will fully vest and will convert into the right to receive a number of shares of OceanFirst Common Stock (rounded down to the nearest whole share) determined by multiplying (i) the number of shares of Ocean Shore Common Stock subject to such Ocean Shore stock option immediately prior to the effective time by (ii) 1.2084; and the exercise price per share of the new option will be equal to the quotient obtained by dividing (a) the per share exercise price for the shares of Ocean Shore Common Stock subject to such Ocean Shore option by (b) 1.2084 (rounded up to the nearest whole cent). Each outstanding Company restricted stock award will vest at the effective time and will convert into the right to receive the Merger Consideration.

Subject to the satisfaction or waiver of the closing conditions contained in the Merger Agreement, including (1) the approval of the Merger Agreement by the Company’s shareholders, (2) the approval of the issuance of shares of OceanFirst Common Stock by OceanFirst’s stockholders, (3) the effectiveness of the registration statement on Form S-4 for the OceanFirst Common Stock to be issued in the transaction, (4) the receipt of required regulatory approvals, and (5) receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, OceanFirst and the Company expect that the transaction will be completed during the fourth quarter of 2016 or the first quarter of 2017. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

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

MERGER with OceanFirst Financial Corp.

On July 12, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OceanFirst Financial Corp. (“OceanFirst”), the parent company of OceanFirst Bank, and Masters Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of OceanFirst. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Ocean Shore, with Ocean Shore as the surviving entity, and immediately thereafter, Ocean Shore will merge with and into OceanFirst, with OceanFirst as the surviving entity. Refer to Footnote 12 for additional information regarding the merger with OceanFirst.

MARKET AREA

We are headquartered in Ocean City, New Jersey, and serve the southern New Jersey shore communities through a total of eleven full-service offices, of which nine are located in Atlantic County and two in Cape May County. Our markets are in the southeastern corner of New Jersey, approximately 65 miles east of Philadelphia and 130 miles south of New York.

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Atlantic City operated eight casinos during 2015 with a combined employment of just over 23,000 people. Both the Borgata and Tropicana Casinos are undergoing major renovations in 2016. The Borgata will invest over $50 million into a new outdoor pool, nightclub, fine dining restaurant and 250,000 square feet of convention space. Tropicana will invest $25 million into the renovation of 500 hotel rooms and updated casino floor space. Atlantic City saw an increase in convention traffic resulting, in part, from the opening of a $134 million convention center at Harrah’s Resort. Convention bookings increased 23% from 2014 to 2015 as 218 conventions brought in over 450,000 attendees. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have recently been announced or at the final stages of completion. A Bass Pro Shop opened in 2015. The Pier Shops of Caesars received a $50 million renovation and were reopened as the Playground, a 500,000 square-foot shopping and entertainment complex. Major Atlantic City development was announced at the end of 2015. If approved, Atlantic City would become home to a Stockton University satellite campus, a new South Jersey Gas headquarters and an 886-space parking garage upon project completion in 2018. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. Outside of Atlantic City, the FAA Technical Center continues to be a major employer in the region with nearly 2,000 people employed by the FAA and supporting contractors. Development of the Aviation and Research Development Park (Next Gen) has progressed since forming collaboration with Stockton University. Once completed, the complex will contain a combination of operational facilities, services, laboratory systems and simulators that can create the operational environment in a way that any researcher can conduct realistic and relevant research in an effort to gain insight, analyses, or validation of advanced aviation concepts, applications, and services. Additional development outside of Atlantic City includes a 100 unit housing complex in downtown Egg Harbor City and 135 unit mixed-use development in downtown Pleasantville.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of June 30, 2016, we had $15.6 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 2.0% of total loans. Of these loans, less than $3.2 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015

Total assets of the Company decreased $544 thousand, or 0.1%, to $1,042.8 million at June 30, 2016 from $1,043.4 million at December 31, 2015. Loans receivable, net, increased $7.3 million, investment and mortgage-backed securities decreased $5.4 million and cash and cash equivalents decreased by $1.5 million. Deposits decreased $5.3 million while borrowings were unchanged at $105.0 million.

Investments

Investments and mortgage-backed securities decreased $5.4 million to $107.6 million at June 30, 2016 from $113.0 million at December 31, 2015. The decrease primarily was the result of normal repayments, calls and maturities of $21.7 million offset by purchases of $15.4 million of mortgage-backed securities and municipal investments and an increase in value on available for sale securities of $900 thousand.

Loans

Loans receivable, net, increased $7.3 million to $791.2 million at June 30, 2016 from $783.9 million at December 31, 2015. Loan originations and other advances totaled $80.7 million for the six months ended June 30, 2016 compared to $79.4 million originated in the six months ended June 30, 2015. Real estate mortgage loan originations totaled $48.6 million, real estate construction loan originations totaled $17.5 million, consumer loan originations totaled $5.6 million and commercial loan originations totaled $9.0 million for the first six months of 2016. Origination activity was offset by $73.4 million of normal loan payments and payoffs, compared to payments and payoffs of $72.6 million in the same period of the prior year.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2016.

	June 30, 2016	December 31, 2015	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to four-family residential	$611,795	$607,807	$3,988	0.7%
Commercial and multi-family	84,644	84,075	569	0.7
Total real estate – mortgage	696,439	691,882	4,557	0.7

Real estate – construction:
Residential	19,274	14,960	4,314	28.8
Commercial	5,126	3,595	1,531	42.6
Total real estate – construction	24,400	18,555	5,845	31.5

Commercial	20,412	21,383	(971)	(4.5)

Consumer
Home equity	48,769	51,001	(2,232)	(4.4)
Other consumer loans	287	431	(144)	(33.4)
Total consumer loans	49,056	51,432	(2,376)	(4.6)

Total loans	790,307	783,252	7,055	0.9
Net deferred loan cost	4,157	3,886	270	7.0
Allowance for loan losses	(3,245)	(3,190)	(55)	1.7
Net total loans	$791,219	$783,948	$7,270	0.9

Non-Performing Assets

Non-performing assets totaled $5.8 million, or 0.55% of total assets, at June 30, 2016 compared to $7.5 million or 0.72% of total assets at December 31, 2015 and $7.6 million, or 0.74% of total assets, at June 30, 2015. The decrease from December 31, 2015 was the result of decreases in non-performing loans of $1.2 million, TDR non-accrual loans of $318 thousand and real estate owned of $152 thousand. Non-performing assets consisted of 16 residential mortgages totaling $2.6 million, three real estate commercial mortgage totaling $705 thousand, one real estate construction loan totaling $143 thousand, five consumer equity loans totaling $237 thousand, three TDR non-accrual loans totaling $390 thousand and nine real estate owned properties totaling $1.7 million. Real estate owned properties increased by three while the total balance decreased $152 thousand at June 30, 2016 to $1.7 million from $1.8 million at December 31, 2015.

The allowance for loan losses increased $55 thousand to $3.2 million, or 0.41% of total net loans, from $3.2 million at December 31, 2015, or 0.41% of total net loans. The increase in the allowance for loan losses resulted from an addition to the allowance of $313 thousand offset by net charge offs of $258 thousand. Net charge-offs totaled $258 thousand in 2016 compared to $1.3 million for the same period in 2015. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic conditions. The loss factors used to calculate the allowance were unchanged in June 2016 from December 2015. At June 30, 2016, the specific allowance on loans individually evaluated for impairment was $810 thousand and pooled allowance on the remainder of the loan portfolio was $2.4 million as compared to specific allowance on loans individually evaluated for impairment of $804 thousand and pooled allowance on the reminder of the loan portfolio of $2.4 million at December 31, 2015.

	Six months Ended June 30,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,190	$3,760
Provision for loan losses	313	331

Recoveries	–	–
Charge-offs	(258)	(699)
Net (charge-offs) recoveries	(258)	(699)
Allowance at end of period	$3,245	$3,392

Allowance for loan losses as a percent of total loans	0.41%	0.43%

Allowance for loan losses as a percent of non-performing loans	78.8%	53.1%

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate – residential	$2,605	$2,597
Real estate – mortgage loans	705	1,580
Real estate – commercial and multi-family	143	143
Commercial	41	41
Consumer	237	601
Total	3,731	4,962
Troubled debt restructurings – nonaccrual	390	708
Total nonaccrual loans	4,121	5,670
Real estate owned	1,662	1,814
Total non-performing assets	$5,783	$7,484

Total non-performing loans to total loans	0.52%	0.72%
Total non-performing loans to total assets	0.40%	0.54%
Total non-performing assets to total assets	0.55%	0.72%

Deposits

Deposits decreased $5.3 million, or 0.7%, to $806.7 million at June 30, 2016 from $812.0 million at December 31, 2015. Interest bearing demand deposits decreased $28.0 million, non-interest bearing checking increased $8.8 million, savings accounts increased by $5.8 million and certificates of deposit increased by $8.1 million. Municipal deposits decreased $30.7 million at June 30, 2016 compared to December 31, 2015 as a result of seasonal withdrawals. Core deposits represented 76.7% of total deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2016.

	June 30,	December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$199,378	$190,614	$8,764	4.6%
Interest-bearing demand deposits	238,818	266,874	(28,056)	(10.5)
Savings accounts	180,438	174,640	5,798	3.3
Time deposits	188,067	179,905	8,162	4.5
Total	$806,701	$812,033	$(5,332)	(0.7)%

Borrowings

Federal Home Loan Bank advances were unchanged at $105.0 million at June 30, 2016 from December 31, 2015.

Stockholders’ Equity

Stockholders’ equity increased $3.9 million to $115.7 million at June 30, 2016, primarily as a result of $3.5 million of net income, proceeds from exercises of stock options of $107 thousand, increases in contra benefit plans of $139 thousand and an increase in other comprehensive income of $635 thousand offset by dividends paid of $769 thousand.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Net income was $1.8 million for the three months ended June 30, 2016 as compared to $1.7 million for the three months ended June 30, 2015. The increase of $37 thousand, or 2.1%, in 2016 from 2015 was due primarily to an increase in net interest income and a decrease in provision for loan losses offset by a decrease in other income and increases in other expenses and income taxes.

Net income was $3.53 million for the six months ended June 30, 2016 as compared to $3.45 million for the six months ended June 30, 2015. The increase of $80 thousand, or 2.3%, in 2016 from 2015 was due primarily to an increase in net interest income and a decrease in provision for loan losses offset by a decrease in other income and increases in other expenses and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income	$1,776	$1,739	$3,532	$3,452
Basic earnings per share	$0.29	$0.29	$0.58	$0.58
Diluted earnings per share	$0.28	$0.29	$0.57	$0.57
Return on average assets (annualized)	0.67%	0.67%	0.67%	0.67%
Return on average equity (annualized)	6.18%	6.51%	6.19%	6.46%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,171	$8,178	$(7)	(0.1)%
Investment securities	659	586	73	12.5
Total interest income	8,830	8,764	66	0.8

INTEREST EXPENSE:
Deposits	651	616	35	5.7
Borrowings	811	1,092	(281)	(25.7)
Total interest expense	1,462	1,708	(246)	(14.4)
Net interest income	$7,368	$7,056	$312	4.4

Net interest income increased by $312 thousand, or 4.4%, for the quarter ended June 30, 2016 over the same quarter in the prior year. The interest rate spread and net interest margin of the Company were 3.14% and 3.28% respectively, for the three months ended June 30, 2016, compared to 2.99% and 3.16% for the same period in 2015. The increase in the net interest margin of 12 basis points resulted from an increase in the average balance of interest-earning assets of $5.5 million and a decrease in the cost of interest-bearing liabilities of 14 basis points offset by an increase in the average balance of interest-bearing liabilities of $10.9 million

Interest income increased $66 thousand, or 0.8%, for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The increase in interest income resulted from increase in the average balance of loans of $14.9 million and an increase in the yield on investments of 45 basis points, offset by a decrease in the average balance of investments of $9.4 million and lower yields on loans of 8 basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $246 thousand, or 14.4%, for the quarter ended June 30, 2016 over the same period in 2015. The decrease in interest expense resulted from decreases in the average balance of, borrowings of $12.2 million and rates paid on FHLB advances of 31 basis points offset by an increase in interest-bearing deposits of $23.1 million. The cost of deposits remained the same at 41 basis points. The increase in the average balance of interest-bearing deposits resulted primarily from new deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

The following table summarizes changes in interest income and interest expense for the six month periods ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$16,342	$16,349	$(7)	0.0%
Investment securities	1,331	1,202	129	10.7
Total interest income	17,673	17,551	122	0.7

INTEREST EXPENSE:
Deposits	1,318	1,229	89	7.2
Borrowings	1,708	2,174	(466)	(21.4)
Total interest expense	3,026	3,403	(377)	(11.1)
Net interest income	$14,647	$14,148	$499	3.5

Net interest income increased by $499 thousand, or 3.5%, for the six months ended June 30, 2016. The interest rate spread and net interest margin of the Company were 3.11% and 3.26%, respectively, for the six months ended June 30, 2016, compared to 3.01% and 3.18% for the same period in 2015. The increase in the net interest margin of 8 basis point resulted from an increase in the average balance of interest-earning assets of $8.2 million and a decrease in the cost of interest-bearing liabilities of 11 basis points offset by an increase in the average balance of interest-bearing liabilities of $6.7 million and a decrease in the yield on interest-earning assets of 1 basis point.

Interest income increased by $122 thousand, or 0.7%, for the six months ended June 30, 2016 compared to the quarter ended June 30, 2015. The increase in interest income resulted from an increase in the average balance of loans of $14.8 million and an increase in the yield on investments of 37 basis points offset by a decrease in the average balance of investments of $6.6 million and lower yields on loans of 8 basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $377 thousand, or 11.1%, for the six months ended June 30, 2016 over the same period in 2015. The decrease in interest expense resulted from decreases in the average balance of borrowings of $12.2 million and rates paid on FHLB advances of 13 basis points offset by increases in the average balance of interest-bearing deposits of $18.9 million and in the cost of deposits of 2 basis points. The increase in the average balance of interest-bearing deposits resulted primarily from new deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate.

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

Average Balance Tables

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$791,745	$8,171	4.13%	$776,880	$8,178	4.21%
Investment securities	106,596	659	2.48%	115,966	586	2.02%
Total interest-earning assets	898,341	8,830	3.93%	892,846	8,764	3.93%
Noninterest-earning assets	162,106			138,829
Total assets	$1,060,447			$1,031,675

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$263,172	112	0.17%	$257,902	115	0.18%
Savings accounts	180,925	90	0.20%	170,585	85	0.20%
Certificates of deposit	186,321	449	0.96%	178,852	416	0.93%
Total interest-bearing deposits	630,418	651	0.41%	607,339	616	0.41%

FHLB advances	105,000	811	3.09%	110,000	936	3.40%
Subordinated debt	—	—	—	7,217	156	8.67%
Total borrowings	105,000	811	3.09%	117,217	1,092	3.73%
Total interest-bearing liabilities	735,418	1,462	0.80%	724,556	1,708	0.94%
Noninterest-bearing demand accounts	196,329			187,785
Other liabilities	13,817			12,577
Total liabilities	945,564			924,918

Stockholders’ equity	114,883			106,757
Total liabilities and stockholders’ equity	$1,060,447			$1,031,675

Net interest income		$7,368			$7,056
Interest rate spread			3.14%			2.99%
Net interest margin			3.28%			3.16%
Average interest-earning assets to average interest-bearing liabilities	122.15%			123.23%

Average Balance Tables

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$790,185	$16,342	4.14%	$775,426	$16,349	4.22%
Investment securities	108,446	1,331	2.46%	115,004	1,202	2.09%
Total interest-earning assets	898,631	17,673	3.93%	890,430	17,551	3.94%
Noninterest-earning assets	158,805			144,733
Total assets	$1,057,436			$1,035,163

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$269,627	$228	0.17%	$265,202	$234	0.18%
Savings accounts	178,676	178	0.20%	169,726	168	0.20%
Certificates of deposit	184,241	912	0.99%	178,673	827	0.93%
Total interest-bearing deposits	632,544	1,318	0.42%	613,601	1,229	0.40%

FHLB advances	105,000	1,708	3.25%	110,000	1,861	3.38%
Subordinated debt	—	—	—	7,217	313	8.67%
Total borrowings	105,000	1,708	3.25%	117,217	2,174	3.71%
Total interest-bearing liabilities	737,544	3,026	0.82%	730,818	3,403	0.93%
Noninterest-bearing demand accounts	192,128			185,236
Other	13,690			12,298
Total liabilities	943,362			928,352

Stockholders’ equity	114,074			106,811
Total liabilities and stockholders’ equity	$1,057,436			$1,035,163

Net interest income		$14,647			$14,148
Interest rate spread			3.11%			3.01%
Net interest margin			3.26%			3.18%
Average interest-earning assets to average interest-bearing liabilities	121.84%			121.84%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $161 thousand and $313 thousand in the three and six months ended June 30, 2016, respectively, compared to $178 thousand and $331 thousand in the three and six months ended June 30, 2015, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2016 and 2015 and the changes between the periods.

	Three Months Ended June 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$443	$503	(11.9)%
Gain on sale of investments	37	—	N/M
Cash surrender value of life insurance	157	156	0.6
Other	439	474	(7.4)
Total other income	$1,076	$1,133	(5.0)

N/M – not measurable

Other income decreased $57 thousand, or 5.0%, to $1.1 million for the three-month period ended June 30, 2016 from the same period in 2015. The decrease in service charges income of $60 thousand resulted from lower service charges collected on deposit accounts. Gain on sale resulted from a redeemed equity security. Other income decreased $35 thousand primarily from a decrease in debit card commissions received.

The following table summarizes other income for the six months ended June 30, 2016 and 2015 and the changes between the periods.

	Six Months Ended June 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$888	$1,011	(12.2)%
Gain on sale of investments	37	—	N/M
Cash surrender value of life insurance	311	310	0.3
Other	839	861	(2.6)
Total other income	$2,075	$2,182	(4.9)

N/M – not measurable

Other income decreased $107 thousand, or 4.9%, to $2.1 million for the six-month period ended June 30, 2016 from the same period in 2015. The decrease in service charges income of $123 thousand resulted from lower service charges collected on deposit accounts. Gain on sale resulted from a redeemed equity security. Other income decreased $22 thousand primarily from a decrease in debit card commissions received.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2016 and 2015 and the changes between periods.

	Three Months Ended June 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,342	$3,168	5.5%
Occupancy and equipment	1,218	1,248	(2.4)
Federal insurance premiums	145	141	0.3
Advertising	102	121	(15.7)
Professional services	299	270	10.7
Real estate owned expense	41	21	95.2
Other operating expense	440	404	8.9
Total other expense	$5,587	$5,373	4.0

Other expenses increased $214 thousand, or 4.0%, to $5.6 million for the three-month period ended June 30, 2016 from the same period in 2015. Increases in salaries and benefits, FDIC insurance, REO and other expenses of $263 thousand were offset by decreases in occupancy and equipment, marketing expenses of $49 thousand.

The following table summarizes other expense for the six months ended June 30, 2016 and 2015 and the changes between the periods.

	Six Months Ended June 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,652	$6,467	2.9%
Occupancy and equipment	2,423	2,497	(3.0)
Federal insurance premiums	290	279	3.9
Advertising	192	226	(15.0)
Professional services	601	548	9.7
Real estate owned expense	48	(46)	N/M
Other operating expense	872	843	3.4
Total other expense	$11,078	$10,814	2.4

N/M – not measurable

Other expenses increased $264 thousand, or 2.4%, to $11.1 million for the six-month period ended June 30, 2016 from the same period in 2015. Increases in salaries and benefits, FDIC insurance, REO and other expenses of $373 thousand were offset by decreases in occupancy and equipment and marketing expenses of 109 thousand.

Income Taxes

Income taxes increased $21 thousand to $920 thousand for an effective tax rate of 34.1% for the three months ended June 30, 2016, compared to $899 thousand for an effective tax rate of 34.1% from the same period in 2015. The effective rate was unchanged.

Income taxes increased $66 thousand to $1.8 million for an effective tax rate of 33.7% for the six months ended June 30, 2016, compared to effective tax rate of 33.4% from the same period in 2015. The increase in the effective rate was primarily based upon a change in the mix of assets with a tax preference.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $86.2 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $64.8 million. In addition, at June 30, 2016, we had the ability to borrow a total of approximately $301.0 million from the Federal Home Loan Bank of New York.

At June 30, 2016, we had $72.4 million in loan commitments outstanding, which included $23.0 million in undisbursed loans, $43.4 million in unused home equity lines of credit and $6.0 million in commercial lines and letters of credit. Certificates of deposit due within one year of June 30, 2016 totaled $130.0 million, or 68.9% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $100.5 million, or 9.55% of total adjusted assets, which is above the required level of $42.1 million or 4.0%; common equity Tier 1 risk-based capital of $100.5 million, or 18.40% of total adjusted assets which is above the required level of $24.6 million or 4.5%; Tier 1 risk-based capital of $100.5 million, or 18.40% of total adjusted assets which is above the required level of $32.8 million or 6.0%; and total risk-based capital of $103.8 million, or 18.99% of risk-weighted assets, which is above the required level of $43.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At June 30, 2016, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.57% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 20.30% of risk-weighted assets; Tier 1 risk-based capital ratio of 20.30% of risk-weighted assets and total risk-based capital ratio 20.89% of risk-weighted assets.

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

The following table reflects changes in estimated net interest income only for the Company:

	At March 31, 2016 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months

200 basis point increase in rates	$1,805	$5,365
100 basis point decrease in rates	$(333)	$(1,696)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (“EVE”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2016 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$112,444	$(27,305)	(19.54)%	11.34%	(163) bp
200	124,285	(15,463)	(11.07)	12.17	(81)
100	134,018	(5,730)	(4.10)	12.75	(22)
50	137,389	(2,359)	(1.69)	12.91	(7)
0	139,748	—	—	12.98	—
(50)	140,639	891	0.64	12.93	(5)
(100)	138,697	(1,051)	(0.75)	12.66	(32)

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

For the three and six months ended June 30, 2016 and 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 4, 2016	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 4, 2016	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President

