Form 10-Q
period 2016-09-30
Ocean Shore Holding Co.
filed 2016-11-04
CIK 1444397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 1, 2016, the registrant had 6,522,587 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$8,055	$7,496
Interest-earning bank balances	137,414	80,214

Cash and cash equivalents	145,469	87,710

Investment securities held to maturity (estimated fair value—$875 at September 30, 2016; $1,137 at December 31, 2015)	822	1,084
Investment securities available for sale (amortized cost—$101,576 at September 30, 2016; $113,944 at December 31, 2015)	100,366	111,908
Loans—net of allowance for loan losses of $3,307 at September 30, 2016 and $3,190 at December 31, 2015	792,945	783,948
Accrued interest receivable:
Loans	2,388	2,330
Investment securities	14	21
Federal Home Loan Bank stock—at cost	5,875	5,864
Office properties and equipment—net	11,938	12,359
Prepaid expenses and other assets	1,896	2,242
Real estate owned	1,007	1,814
Cash surrender value of life insurance	24,926	24,457
Net deferred tax asset	4,234	4,572
Goodwill	4,630	4,630
Other intangible assets	365	440
TOTAL ASSETS	$1,096,875	$1,043,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$201,312	$190,614
Interest bearing deposits	655,838	621,419
Advances from Federal Home Loan Bank	105,000	105,000
Advances from borrowers for taxes and insurance	4,913	4,591
Accrued interest payable	492	589
Other liabilities	11,079	9,377

Total liabilities	$978,634	$931,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 7,307,590 shares issued; 6,512,806 shares outstanding at September 30, 2016; 6,403,058 shares outstanding at December 31, 2015	73	73
Additional paid-in capital	66,591	66,397
Retained earnings - partially restricted	66,583	62,480
Treasury stock—at cost: 794,784 shares at September 30, 2016; 904,532 shares at December 31, 2015	(11,154)	(12,694)
Common stock acquired by employee benefits plans	(2,041)	(2,297)
Deferred compensation plans trust	(920)	(783)
Accumulated other comprehensive loss	(891)	(1,387)

Total stockholders’ equity	118,241	111,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,096,875	$1,043,379

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,027	$8,168	$24,370	$24,517
Taxable interest on mortgage-backed securities	465	346	1,317	1,041
Non-taxable interest on municipal securities	1	1	3	3
Taxable interest and dividends on other investment securities	247	262	724	767

Total interest and dividend income	8,740	8,777	26,414	26,328

INTEREST EXPENSE:
Interest on deposits	669	642	1,988	1,872
Interest on borrowings	809	1,043	2,517	3,216

Total interest expense	1,478	1,685	4,505	5,088

NET INTEREST INCOME	7,262	7,092	21,909	21,240

PROVISION FOR LOAN LOSSES	150	165	463	496

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,112	6,927	21,446	20,744

OTHER INCOME:
Service charges	463	487	1,350	1,498
Cash surrender value of life insurance	158	159	469	469
Gain on call of securities	-	3	37	3
Other	441	473	1,281	1,334

Total other income	1,062	1,122	3,137	3,304

OTHER EXPENSE:
Salaries and employee benefits	3,341	3,173	9,994	9,640
Occupancy and equipment	1,150	1,282	3,573	3,779
Federal insurance premiums	140	136	429	415
Advertising	89	97	281	323
Professional services	459	273	1,060	821
Real estate owned (income)expense	50	84	98	38
Charitable contributions	44	38	131	113
Other operating expenses	407	453	1,193	1,221

Total other expenses	5,680	5,536	16,759	16,350

INCOME BEFORE INCOME TAXES	2,494	2,513	7,824	7,698

INCOME TAX EXPENSE	793	844	2,591	2,577

NET INCOME	$1,701	$1,669	$5,233	$5,121
Other comprehensive income, net of tax:
Unrealized (loss)gain on available for sale securities	(142)	485	488	618
Unrealized gain(loss) on post retirement life benefit	3	5	9	16

COMPREHENSIVE INCOME	$1,562	$2,159	$5,730	$5,755

Earnings per share, basic:	$0.27	$0.28	$0.85	$0.86
Earnings per share, diluted:	$0.27	$0.27	$0.84	$0.84

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$5,233	$5,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629	662
Provision for loan losses	463	496
Stock based compensation expense	712	727
Gain on sale/ call of AFS securities	(37)	(3)
Premium paid on partial retirement of junior subordinated debt	-	94
Cash surrender value of life insurance	(469)	(469)
(Gain)loss on disposal of office property and equipment, and REO	(13)	1
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(51)	(157)
Prepaid expenses and other assets	346	1,934
Accrued interest payable	(97)	(282)
Other liabilities	1,711	(1)
Net cash provided by operating activities	8,427	8,123
INVESTING ACTIVITIES:
Principal collected on:
Investment securities available for sale	13,179	8,906
Investment securities held to maturity	60	175
Loans originated, net of repayments	(10,166)	(13,841)
Purchases of:
Federal Home Loan Bank stock	(11)	(50)
Investment securities held to maturity	(375)	(402)
Investment securities available for sale	(14,977)	(10,111)
Office properties and equipment	(216)	(289)
Proceeds from maturities and calls of:
Investment securities held to maturity	577	494
Investment securities available for sale	14,037	4,996
Real estate owned	1,775	779
Net cash used in investing activities	3,883	(9,343)
FINANCING ACTIVITIES:
Increase in deposits	45,117	44,932
Dividends paid	(1,130)	(1,145)
Partial retirement of junior subordinated debt	—	(7,311)
Exercise of incentive stock options	1,277	3,244
Purchase of treasury stock	—	(3,557)
Purchase of shares by deferred compensation plans trust	(137)	(134)
Increase in advances from borrowers for taxes and insurance	322	398
Net cash provided by (used in ) financing activities	45,449	36,427
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,759	35,207
CASH AND CASH EQUIVALENTS—Beginning of period	87,710	80,307
CASH AND CASH EQUIVALENTS—End of period	$145,469	$115,514
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$4,527	$5,300
Income Taxes	$2,375	$3,580
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Transfers of loans to real estate owned	$1,045	$2,033

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

On July 12, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OceanFirst Financial Corp. (“OceanFirst”), the parent company of OceanFirst Bank, and Masters Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge (the “First-Step Merger”) with and into Ocean Shore, with Ocean Shore as the surviving entity, and immediately following the effective time of the First-Step Merger, Ocean Shore will merge with and into OceanFirst, with OceanFirst as the surviving entity (together with the First-Step Merger, the “Integrated Mergers”). It is anticipated that immediately following the consummation of the Integrated Mergers, Ocean City Home Bank, a federal savings bank, will merge with and into OceanFirst Bank, a federal savings bank, with OceanFirst Bank as the surviving bank. See footnote 12 for more information on business combination.

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

2.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$375	$—	$—	$375
U.S. Treasury and government sponsored entity mortgage-backed securities	447	53	—	500
Totals	$822	$53	$—	$875

Available for Sale
Debt securities:
Corporate	$5,685	$4	$(937)	$4,752
U.S. Treasury and federal agencies	33	—	—	33
Equity securities	3	2	—	5
U.S. treasury and government sponsored entity mortgage-backed securities	95,855	328	(607)	95,576
Totals	$101,576	$334	$(1,544)	$100,366

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
Held to Maturity
Debt Securities - Municipal	$577	$—	$—	$577
U.S. Treasury and government sponsored entity mortgage-backed securities	507	53	—	560
Totals	$1,084	$53	$—	$1,137

Available for Sale
Debt securities:
Corporate	$9,660	$26	$(842)	$8,844
U.S. Treasury and federal agencies	10,033	7	—	10,040
Equity securities	3	39	—	42
U.S. Treasury and government sponsored entity mortgage-backed securities	94,248	223	(1,489)	92,982
Totals	$113,944	$295	$(2,331)	$111,908

As of September 30, 2016 and December 31, 2015, the Company had investment securities available for sale with an estimated fair value of $99.7 million and $97.9 million, respectively, pledged as collateral to secure public fund deposits.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities -Corporate	$—	$—	$2,751	$(937)	$2,751	$(937)
U.S. treasury and government sponsored entity mortgage- backed securities	18,940	(33)	37,869	(574)	56,809	(607)
Totals	$18,940	$(33)	$40,620	$(1,511)	$59,560	$(1,544)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Debt securities – Corporate	$—	$—	$2,843	$(842)	$2,843	$(842)
U.S. Treasury and government sponsored entity mortgage- backed securities	20,704	(217)	51,821	(1,272)	72,525	(1,489)
Totals	$20,704	$(217)	$54,664	$(2,114)	$75,368	$(2,331)

Management has reviewed its investment securities as of September 30, 2016 and has determined that all declines in fair value below amortized cost are temporary.

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

At September 30, 2016, two single issuer trust preferred securities have been in a continuous unrealized loss position for 12 months or longer. Those securities have an aggregate depreciation of 25.4% from the Company’s amortized cost basis. The initial decline of these securities was primarily attributable to depressed market pricing of non-rated issues of trust preferred securities observed during the financial downturn. The unrealized loss position continued to improve, and the current decline of these debt securities is principally attributable to the rising interest rate environment and depressed pricing on lower yielding investments with prolonged maturities, which had an impact for these types of investments. These securities were performing in accordance with their contractual terms as of September 30, 2016, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury, US Federal Agencies and Government Sponsored Enterprise Mortgage-backed Securities - The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At September 30, 2016 the Company had 11 agency mortgage-backed securities with unrealized losses for 12 months or longer. Those securities had aggregate depreciation of 1.5% from the Company’s amortized cost basis. These securities were performing in accordance with their contractual terms as of September 30, 2016, and had paid all contractual cash flows since the Company’s initial investment and that the Company expects to receive all contractual principal and interest payments related to those investments. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s intent not to sell these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.

The amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$375	$375	$1,996	$2,000
Due after 1 year through 5 years	—	—	33	33
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	3,688	2,751
Total	$375	$375	$5,717	$4,784

Equity securities had a cost of $3 thousand and a fair value of $5 thousand as of September 30, 2016. Mortgage-backed securities had a cost of $96.3 million and a fair value of $96.1 million as of September 30, 2016.

3.	LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate - mortgage:
One-to-four family residential	$615,851	$607,807
Commercial and multi-family	85,314	84,075
Total real estate-mortgage	701,165	691,882
Real estate - construction:
Residential	18,174	14,960
Commercial	4,855	3,595
Total real estate - construction	23,029	18,555
Commercial	18,277	21,383
Consumer:
Home equity	49,291	51,001
Other consumer loans	274	431
Total consumer loans	49,565	51,432
Total loans	792,036	783,252
Net deferred loan cost	4,216	3,886
Allowance for loan losses	(3,307)	(3,190)
Net total loans	$792,945	$783,948

The Bank originates loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

Changes in the allowance for loan losses are as follows:

	Nine months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$3,190	$3,760
Provision for loan loss	463	496
Charge-offs	(348)	(1,140)
Recoveries	2	—
Balance, end of period	$3,307	$3,116

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

Non-performing assets segregated by class of loans are as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate
One-to-four family residential	$2,969	$2,597
Commercial and multi-family	835	1,580
Real estate – construction	143	143
Commercial	153	41
Consumer	198	601
Non-accrual loans	4,298	4,962
Troubled debt restructuring, non-accrual	961	708
Total non-performing loans	5,259	5,670
Real estate owned	1,007	1,814
Total non-performing assets	$6,266	$7,484

A rollforward of the Company’s nonaccretable and accretable yield on loans accounted for under ASU 310-30, Loans and Debts Securities Acquired with Deteriorated Credit Quality, is shown below for the nine month periods ended September 30, 2016 and 2015:

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2016	$38,621	$(2,423)	$426	$36,624
Principal reductions	(4,609)	—	—	(4,609)
Charge-offs, net	(1,495)	1,495	—	—
Accretion of loan discount (premium)	—	—	(80)	(80)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at September 30, 2016	$32,517	$(928)	$346	$31,935

	Contractual Receivable Amount	Nonaccretable (Yield)/Premium	Accretable (Yield)/Premium	Carrying Amount
	(Dollars in thousands)
Balance at January 1, 2015	$44,216	$(2,540)	$542	$42,218
Principal reductions	(4,211)	—	—	(4,211)
Charge-offs, net	(64)	64	—	—
Accretion of loan discount (premium)	—	—	(87)	(87)
Transfer between nonaccretable and accretable yield	—	—	—	—
Settlement adjustments	—	—	—	—
Balance at September 30, 2015	$39,941	$(2,476)	$455	$37,920

An age analysis of past due loans, segregated by class of loans, as of September 30, 2016 and December 31, 2015 are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2016
Real estate
1-4 family residential	$760	$—	$3,338	$4,098	$611,753	$615,851
Commercial and multi-family	—	—	835	835	84,479	85,314
Construction	—	—	143	143	22,886	23,029
Commercial	—	—	153	153	18,124	18,277
Consumer	134	83	197	414	49,151	49,565
Total	$894	$83	$4,666	$5,643	$786,393	$792,036

December 31, 2015
Real estate
1-4 family residential	$1,483	$—	$2,968	$4,451	$603,356	$607,807
Commercial and multi-family	—	—	1,580	1,580	82,495	84,075
Construction	—	—	143	143	18,412	18,555
Commercial	—	—	41	41	21,342	21,383
Consumer	93	21	601	715	50,717	51,432
Total	$1,576	$21	$5,333	$6,930	$776,322	$783,252

Impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
September 30, 2016
With no related allowance recorded
Real Estate
1-4 Family Residential	$5,309	$5,477	$—	$147
Commercial and Multi-Family	800	800	—	160
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	868	868	—	54
With an allowance recorded
Real Estate
1-4 Family Residential	3,751	3,941	677	268
Commercial and Multi-Family	285	310	140	285
Construction	—	—	—	—
Commercial	275	275	61	92
Consumer	274	319	51	68
Total
Real Estate
1-4 Family Residential	$9,060	$9,418	$677	$181
Commercial and Multi-Family	1,085	1,110	140	181
Construction	143	143	—	144
Commercial	316	316	61	79
Consumer	1,142	1,187	51	57

December 31, 2015
With no related allowance recorded
Real Estate
1-4 Family Residential	$6,103	$6,320	$—	$153
Commercial and Multi-Family	1,545	1,545	—	257
Construction	143	143	—	143
Commercial	41	41	—	41
Consumer	1,187	1,187	—	66
With an allowance recorded
Real Estate
1-4 Family Residential	$3,758	$3,868	$599	$268
Commercial and Multi-Family	285	310	23	285
Commercial	—	—	—	—
Consumer	179	179	4	179
Total	434	479	179	72
Real Estate
1-4 Family Residential	$9,861	$10,188	$599	$183
Commercial and Multi-Family	1,830	1,855	23	261
Construction	143	143	—	143
Commercial	220	220	4	110
Consumer	1,621	1,666	179	68

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. As of September 30, 2016, the Company entered into 21 TDR agreements with a total carrying value of $4.8 million, of which three were not performing totaling $961 thousand as compared to 18 TDR agreements with a total carrying value of $4.2 million of which five were not performing totaling $660 thousand as of September 30, 2015. The Company entered into one new TDR agreement totaling $592 thousand during the three and nine month periods ending September 30, 2016 as compared to two and eight new TDR agreements during the three and nine month periods ending September 30, 2015 totaling $321 thousand and $1.2 million, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, federal banking regulators have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

The following table presents classified loans by class of loans as of September 30, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015
	(Dollars in thousands)
Grade:
Special Mention	$4,042	$3,182	$671	$321	$—	$—	$—	$—	$1,048	$807
Substandard	7,160	7,916	3,312	3,989	143	143	543	557	760	1,272
Doubtful and Loss	—	—	—	—	—	—	113	—	—	—
Total	$11,202	$11,098	$3,983	$4,310	$143	$143	$656	$557	$1,808	$2,079

The following table presents the credit risk profile of loans based on payment activity as of September 30, 2016 and December 31, 2015.

	Real Estate
	1-4 Family Residential		Commercial and Multi-Family		Construction		Commercial		Consumer
	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015
	(Dollars in thousands
Performing	$612,882	$605,210	$84,479	$82,495	$22,886	$18,412	$18,124	$21,342	$49,367	$50,831
Non-Performing	2,969	2,597	835	1,580	143	143	153	41	198	601
Total	$615,851	$607,807	$85,314	$84,075	$23,029	$18,555	$18,277	$21,383	$49,565	$51,432

The following table details activity in the allowance for possible loan losses by portfolio segment for the periods ended September 30, 2016 and December 31, 2015. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	Real Estate
	1-4 Family Residential	Commercial and Multi-Family	Construction	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2016
Allowance for credit losses:
Beginning Balance	$2,051	$240	$25	$236	$638	$3,190
Charge-offs	(169)	(83)	—	—	(96)	(348)
Recoveries	2	—	—	—	—	2
Provision for loan losses	209	307	8	131	(192)	463
Ending balance	$2,093	$464	$33	$367	$350	$3,307
Ending balance: individually evaluated for impairment	$677	$140	$—	$61	$51	$929
Ending balance: collectively evaluated for impairment	$1,416	$324	$33	$306	$299	$2,378
Loan Receivables:
Ending balance	$615,851	$85,314	$23,029	$18,277	$49,565	$792,036
Ending balance: individually evaluated for impairment	$9,060	$1,085	$143	$316	$1,142	$11,746
Ending balance: collectively evaluated for impairment	$606,791	$84,229	$22,886	$17,961	$48,423	$780,290

December 31, 2015
Allowance for credit losses:
Beginning Balance	$2,318	$625	$33	$380	$404	$3,760
Charge-offs	(683)	(25)	—	(306)	(245)	(1,259)
Recoveries	—	—	—	—	—	—
Provision for loan losses	416	(360)	(8)	162	479	689
Ending balance	$2,051	$240	$25	$236	$638	$3,190
Ending balance: individually evaluated for impairment	$599	$23	$—	$4	$178	$804
Ending balance: collectively evaluated for impairment	$1,452	$217	$25	$232	$460	$2,386
Loan Receivables:
Ending balance	$607,807	$84,075	$18,555	$21,383	$51,432	$783,252
Ending balance: individually evaluated for impairment	$9,861	$1,830	$143	$220	$1,621	$13,675
Ending balance: collectively evaluated for impairment	$597,946	$82,245	$18,412	$21,163	$49,811	$769,577

4.	DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2016			December 31, 2015
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
NOW and other demand deposit accounts	$490,117	0.13%	$457,488	0.13%
Passbook savings and club accounts	177,392	0.20%	174,640	0.20%
Subtotal	667,509		632,128
Certificates with original maturities:
Within one year	24,157	0.29%	29,341	0.30%
One to three years	142,263	0.94%	127,813	1.03%
Three years and beyond	23,221	1.50%	22,751	1.56%
Total certificates	189,641		179,905
Total	$857,150		$812,033

The aggregate amount of certificate accounts in denominations of $100 thousand or more at September 30, 2016 and December 31, 2015 amounted to $79.0 million and $70.6 million, respectively. Currently, deposits in excess of $250 thousand are generally not federally insured.

Municipal demand deposit accounts in denominations of $100 thousand or more at September 30, 2016 and December 31, 2015 amounted to $203.6 million and $194.6 million, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator – Net Income	$1,701	$1,669	$5,233	$5,121
Denominators:
Basic average shares outstanding	6,207,118	6,043,604	6,158,551	5,983,355
Effect of dilutive common stock equivalents	101,053	101,532	89,172	105,272
Diluted average shares outstanding	6,308,171	6,145,136	6,247,723	6,088,627

Earnings per share:
Basic	$0.27	$0.28	$0.85	$0.86
Diluted	$0.27	$0.27	$0.84	$0.84

At September 30, 2016 and 2015, there were 179,938 and 318,265 outstanding anti-dilutive options, respectively, 25,620 and 35,150 outstanding dilutive non-vested shares, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plans as of September 30, 2016 and 2015 and changes during the nine months ended September 30, 2016 and 2015 are presented below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	380,407	$11.46	674,391	$12.15
Granted	—	—	—	—
Exercised	109,748	11.64	287,130	$13.08
Forfeited	2,160	13.56	3,894	$11.69
Outstanding at the end of the period	268,499	$11.36	383,367	$11.45
Exercisable at the end of the period	229,891	$10.92	309,367	$10.94
Stock options vested or expected to vest (1)	206,902	$10.92	345,030	$11.45

(1) Includes vested shares and nonvested shares after a forfeiture rate, which is based upon historical data, is applied.

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2016:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
November 20, 2007	10,066	$11.32	1.1 years
August 18, 2010	160,735	$10.21	3.9 years
March 15, 2011	7,100	$12.06	4.5 years
August 17, 2011	22,318	$11.53	4.9 years
November 19, 2012	11,800	$13.10	6.1 years
November 19, 2013	56,480	$14.14	7.1 years
Total	268,499	$11.36	4.7 years

The compensation expense recognized for the three and nine months ended September 30, 2016 was $45 thousand and $135 thousand, respectively, as compared to $46 thousand and $138 thousand for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, there was $118 thousand of total unrecognized compensation cost related to options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 0.9 years.

Summary of Non-vested Stock Award Activity:

	Nine Months ended September 30, 2016		Nine Months ended September 30, 2015
	Number of shares	Weighted avg grant date fair value	Number of shares	Weighted avg grant date fair value
Outstanding at the beginning of period	26,610	$14.06	54,950	$10.74
Issued	—	—	—	—
Forfeited	—	—	—	—
Vested	990	$12.06	19,800	$10.30
Outstanding at the end of period	25,620	$14.14	35,150	$14.08

The compensation expense recognized for the three and nine months ended September 30, 2016 was $30 thousand and $93 thousand, respectively, as compared to $45 thousand and $208 thousand for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, there was $257 thousand of total unrecognized compensation costs related to non-vested stock awards. That cost is expected to be recognized over a weighted average period of 1.1 years.

7.	INCOME TAXES

Income tax expense was $2.6 million for an effective tax rate of 33.1% for the nine months ended September 30, 2016 compared to $2.6 million for an effective tax rate of 33.5% for the same period in 2015.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance. At September 30, 2016 and December 31, 2015, no valuation allowance has been recorded for any portfolio of the outstanding deferred tax asset.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of September 30, 2016, the tax years ended December 31, 2012 through 2015 were subject to examination by the Internal Revenue Service, while the tax years ended December 31, 2011 through 2015 were subject to New Jersey examination.

8.	STOCKHOLDERS’ EQUITY

During the third quarter of 2016, the Board of Directors of the Company declared a cash dividend of $0.06 per share, which was paid on August 26, 2016 to stockholders of record as of the close of business on August 5, 2016.

No reclassification adjustments were recognized in Accumulated Other Comprehensive Income during the nine months ended September 30, 2016 and 2015. A summary of the changes in components of Accumulated Other Comprehensive Income for the nine months ended September 30, 2016 and 2015 are presented below:

	Unrealized Gain (Loss) on Available for Sale Securities	Loss on Post Retirement Life Benefit	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Beginning balance - 01/01/2016	$(1,254)	$(133)	$(1,387)
Current period change	826	9	835
Tax benefit	(339)	─	(339)
Ending balance – 09/30/2016	$(767)	$(124)	$(891)

Beginning balance – 01/01/2015	$(1,282)	$(169)	$(1,451)
Current period change	1,037	16	1,053
Tax benefit	(419)	─	(419)
Ending balance – 09/30/2015	$(664)	$(153)	$(817)

9.	FAIR VALUE MEASUREMENTS

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

The following tables presents assets that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2016 and December 31, 2015:

	Category Used for Fair Value Measurement
September 30, 2016	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$95,576	$—
U.S. Treasury and federal agencies	—	33	—
Corporate securities	—	4,752	—
Equity securities	5	—	—
Totals	$5	$100,361	$—

	Category Used for Fair Value Measurement
December 31, 2015	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. government sponsored entity mortgage-backed securities	$—	$92,982	$—
U.S. Treasury and federal agencies	—	10,040	—
Corporate securities	—	8,844	—
Equity securities	42	—	—
Totals	$42	$111,866	$—

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

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
Nine Month Period Ended	Total	Level 1		Level 2	Level 3	Total Losses
	(Dollars in thousands)
September 30, 2016
Assets:
Impaired loans	$3,655		$-	$360	$3,296	$(222)
Real estate owned	575		-	329	247	(130)

September 30, 2015
Assets:
Impaired loans	$3,875	$	─	$1,718	$2,157	$(123)
Real estate owned	1,587		─	1,587	─	(255)

Impaired Loans

The Company considers a loan to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under FASB ASC 310, collateral dependent impaired loans are valued based on the fair value of the collateral, which is based on appraisals, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  At September 30, 2016, total loans remeasured at fair value were $3.7 million. Such loans were carried at the value of $3.9 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loan in the amount of $222 thousand. At September 30, 2015, total loans remeasured at fair value were $3.9 million. Such loans were carried at the value of $4.0 million immediately prior to remeasurement, resulting in the recognition of impairment through earnings for the life of the loan in the amount of $123 thousand.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. These adjustments are based upon observable inputs, and therefore, the fair value measurement has been categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors, including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At September 30, 2016, total real estate owned remeasured at fair value was $575 thousand. These properties were carried at a value of $705 thousand immediately prior to remeasurement, resulting in $130 thousand of impairment through earnings. At September 30, 2015, total real estate owned remeasured at fair value was $1.6 million. These properties were carried at a value of $1.8 million immediately prior to remeasurement, resulting in $255 thousand of impairment through earnings.

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

		Category Used For Fair Value
September 30, 2016	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$145,469	$145,469	$—	$—
Investment securities:
Held to maturity	822	—	875	—
Available for sale	100,366	5	100,361	—
Loans receivable, net	792,945	—	814,468	—
Federal Home Loan Bank stock	5,875	—	5,875	—

Liabilities:
NOW and other demand deposit accounts	490,117	—	483,352	—
Passbook savings and club accounts	177,392	—	171,867	—
Certificates	189,641	—	190,737	—
Advances from Federal Home Loan Bank	105,000	—	112,398	—

		Category Used For Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$87,710	$87,710	$—	$—
Investment securities:
Held to maturity	1,084	—	1,137	—
Available for sale	111,908	42	111,866	—
Loans receivable, net	783,948	—	793,597	—
Federal Home Loan Bank stock	5,864	—	5,864	—

Liabilities:
NOW and other demand deposit accounts	457,488	—	476,186	—
Passbook savings and club accounts	174,640	—	183,352	—
Certificates	179,905	—	180,624	—
Advances from Federal Home Loan Bank	105,000	—	111,315	—

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

FHLB Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of September 30, 2016. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2016 and December 31, 2015, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4.6 million at September 30, 2016 as compared to $4.6 million at December 31, 2015. The Company completed its annual goodwill impairment test as of August 1, 2016 and concluded that goodwill was not impaired. At September 30, 2016, no triggering events have occurred from the date of the impairment test that would have impaired goodwill.

The core deposit intangible totaled $365 thousand at September 30, 2016 as compared to $440 thousand at December 31, 2015. The core deposit intangible is being amortized over its estimated useful life of approximately 15 years from August 1, 2011.

11.	REAL ESTATE OWNED

Summary of Real Estate Owned (“REO”):

	2016			2015
	Residential	Commercial		Residential	Commercial
	Property	Property	Total	Property	Property	Total
	(Dollars in thousands)			(Dollars in thousands)
Balance, January 1,	$1,773	$41	$1,814	$609	$41	$650
Transfers into Real Estate Owned	230	815	1,045	1,839	195	2,034
Sales of Real Estate Owned	(1,503)	(349)	(1,852)	(585)	(195)	(780)
Balance, September 30,	$500	$507	$1,007	$1,863	$41	$1,904

12.	BUSINESS COMBINATION

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

At the effective time of the First-Step Merger, the Company’s stockholders will be entitled to receive $4.35 in cash and 0.9667 shares of OceanFirst common stock, par value $0.01 per share (“OceanFirst Common Stock” and, together with such cash consideration, the “Merger Consideration”), for each share of Company common stock. Additionally, all outstanding and unexercised options to purchase Company common stock will fully vest and will convert into the right to receive a number of shares of OceanFirst Common Stock (rounded down to the nearest whole share) determined by multiplying (i) the number of shares of Ocean Shore Common Stock subject to such Ocean Shore stock option immediately prior to the effective time by (ii) 1.2084; and the exercise price per share of the new option will be equal to the quotient obtained by dividing (a) the per share exercise price for the shares of Ocean Shore Common Stock subject to such Ocean Shore option by (b) 1.2084 (rounded up to the nearest whole cent). Each outstanding Company restricted stock award will vest at the effective time and will convert into the right to receive the Merger Consideration.

Subject to the satisfaction or waiver of the closing conditions contained in the Merger Agreement, including (1) the approval of the Merger Agreement by the Company’s stockholders, (2) the approval of the issuance of shares of OceanFirst Common Stock by OceanFirst’s stockholders, (3) the effectiveness of the registration statement on Form S-4 for the OceanFirst Common Stock to be issued in the transaction, (4) the receipt of required regulatory approvals, and (5) receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, OceanFirst and the Company expect that the transaction will be completed on November 30, 2016. However, it is possible that factors outside the control of both companies could result in the merger being completed at a different time or not at all.

The SEC declared the registration statement on Form S-4 effective on October 19, 2016 and the joint proxy statement/prospectus was mailed to Ocean Shore and OceanFirst stockholders on or around October 21, 2016. Special meeting of the Company’s and OceanFirst stockholders will be held on November 22, 2016 to obtain the requisite stockholder approval.

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

The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. Atlantic City operated eight casinos during 2015 with a combined employment of just over 23,000 people. The Trump Taj Mahal closed in September 2016, reducing the number of casinos to seven. Both the Borgata and Tropicana Casinos are undergoing major renovations in 2016. The Borgata will invest over $50 million into a new outdoor pool, nightclub, fine dining restaurant and 250,000 square feet of convention space. Tropicana will invest $25 million into the renovation of 500 hotel rooms and updated casino floor space. Atlantic City saw an increase in convention traffic resulting, in part, from the opening of a $134 million convention center at Harrah’s Resort. Convention bookings increased 23% from 2014 to 2015 as 218 conventions brought in over 450,000 attendees. In order to mitigate the loss of jobs from casino closures while positioning Atlantic City for future growth in other industries, several other ventures in the area, which are expected to create employment, have recently been announced or are at the final stages of completion. A Bass Pro Shop opened in 2015. The Pier Shops of Caesars received a $50 million renovation and were reopened as the Playground, a 500,000 square-foot shopping and entertainment complex. Major Atlantic City development was announced at the end of 2015. If approved, Atlantic City would become home to a Stockton University satellite campus, a new South Jersey Gas headquarters and an 886-space parking garage upon project completion in 2018. We do not maintain any branches in Atlantic City, but Atlantic City is within our lending area and some of our borrowers are employed in the gaming industry. We closely monitor the economic environment in our market area and in Atlantic City in particular, and we track our exposure to borrowers who are employed in the gaming industry. Outside of Atlantic City, the FAA Technical Center continues to be a major employer in the region with nearly 2,000 people employed by the FAA and supporting contractors. Development of the Aviation and Research Development Park (Next Gen) has progressed since forming collaboration with Stockton University. Once completed, the complex will contain a combination of operational facilities, services, laboratory systems and simulators that can create the operational environment in a way that any researcher can conduct realistic and relevant research in an effort to gain insight, analyses, or validation of advanced aviation concepts, applications, and services. Additional development outside of Atlantic City includes a 100 unit housing complex in downtown Egg Harbor City and 135 unit mixed-use development in downtown Pleasantville.

While Ocean City Home Bank is not engaged in lending to the casino industry, the employment or businesses of many of Ocean City Home Bank’s customers directly or indirectly benefit from the industry. As of September 30, 2016, we had $15.4 million of loans outstanding to borrowers who, at the time of origination, were employed in the gaming industry, representing 1.9% of total loans. Of these loans, $4.0 million were made to borrowers who were employed at the time of origination at casinos/hotels that subsequently closed or declared bankruptcy. To date, we have not experienced a significant impact from the downturn in the gaming industry, which has experienced declining revenue and employment since 2006.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Total assets of the Company increased $53.5 million to $1,096.9 million at September 30, 2016 from $1,043.4 million at December 31, 2015. Loans receivable, net, increased $9.0 million, investment and mortgage-backed securities decreased $11.8 million and cash and cash equivalents increased by $57.8 million. Deposits increased $45.2 million while borrowings were unchanged.

Investments

Investments and mortgage-backed securities decreased $11.8 million to $101.2 million at September 30, 2016 from $113.0 million at December 31, 2015. The decrease was primarily the result of repayments, calls and maturities of $27.9 million partially offset by purchases of $15.4 million of agency investments and an improvement in the unrealized holding loss on investment securities of $826 thousand.

Loans

Loans receivable, net, increased $9.0 million to $792.9 million at September 30, 2016 from $783.9 million at December 31, 2015. The increase resulted from increases in the real estate mortgage portfolio of $9.3 million and real estate construction loans of $4.5 million offset by decreases in commercial loans of $3.1 million and consumer loans of $1.9 million. Loan originations totaled $122.6 million for the nine months ended September 30, 2016 compared to $119.8 million originated in the nine months ended September 30, 2015. Real estate mortgage loan originations totaled $75.5 million, real estate construction loan originations totaled $25.9 million, consumer loan originations totaled $8.8 million and commercial loan originations totaled $12.3 million for the first nine months of 2016. Origination activity was offset by $113.6 million of normal loan payments and payoffs, compared to payments and payoffs of $108.3 million in the same period of the prior year. The higher than normal increase in residential loans payoffs resulted from higher refinance activity due to the low interest rate environment on loans.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2016.

	September 30, 2016	December 31, 2015	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$615,851	$607,807	$8,044	1.3%
Commercial and multi-family	85,314	84,075	1,239	1.5
Total real estate – mortgage	701,165	691,882	9,283	1.3

Real estate – construction:
Residential	18,174	14,960	3,214	21.5
Commercial	4,855	3,595	1,260	35.0
Total real estate – construction	23,029	18,555	4,474	24.1

Commercial	18,277	21,383	(3,106)	(14.5)

Consumer
Home equity	49,291	51,001	(1,710)	(3.4)
Other consumer loans	274	431	(157)	(36.4)
Total consumer loans	49,565	51,432	(1,867)	(3.6)

Total loans	792,036	783,252	8,784	1.1
Net deferred loan cost	4,216	3,886	330	8.5
Allowance for loan losses	(3,307)	(3,190)	(117)	3.7
Net total loans	$792,945	$783,948	$8,997	1.1

Non-Performing Assets

Non-performing assets totaled $6.3 million, or 0.57% of total assets, at September 30, 2016 compared to $7.5 million or 0.72% of total assets at December 31, 2015 and $7.7 million, or 0.72% of total assets, at September 30, 2015. The decrease of $1.2 million from December 31, 2015 was the result of decreases in non-performing loans of $411 thousand and in real estate owned of $807 thousand offset by an increase in TDR non-accrual loans of $253 thousand. Non-performing assets consisted of twenty-one residential mortgages totaling $3.0 million, one real estate construction mortgage totaling $143 thousand, four real estate commercial mortgages totaling $835 thousand, three commercial loans totaling $153 thousand, five consumer equity loans totaling $197 thousand, three TDR non-accrual loans totaling $961 thousand and six real estate owned properties totaling $1.0 million. Real estate owned remained the same at six properties while the total balance decreased $800 thousand at September 30, 2016 to $1.0 million from $1.8 million at December 31, 2015.

The allowance for loan losses increased $116 thousand to $3.3 million, or 0.42% of total net loans, from $3.2 million at December 31, 2015, or 0.41% of total net loans. The increase in the allowance for loan losses resulted from an addition to the allowance of $463 thousand offset by net charge offs of $346 million. Net charge-offs totaled $346 thousand in 2016 compared to $1.3 million for the same period in 2015. The loss factors used to calculate the allowance were relatively stable in September 2016 from December 2015. The allowance levels were maintained to reflect a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, collateral position, credit characteristics of the underlying borrowers and current economic conditions. At September 30, 2016, the specific allowance on loans individually evaluated for impairment was $929 thousand and pooled allowance on the remainder of the loan portfolio was $2.4 million as compared to specific allowance on loans individually evaluated for impairment of $804 thousand and pooled allowance on the reminder of the loan portfolio of $2.4 million at December 31, 2015.

	Nine months Ended September 30,
	2016	2015
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$3,190	$3,760
Provision for loan losses	463	496

Recoveries	2	–
Charge-offs	(348)	(1,140)
Net (charge-offs) recoveries	(346)	(1,140)
Allowance at end of period	$3,307	$3,116
Allowance for loan losses as a percent of total loans	0.42%	0.40%
Allowance for loan losses as a percent of non-performing loans	62.9%	54.2%

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate – residential	$2,969	$2,597
Real estate – commercial	835	1,580
Real estate – construction	143	143
Commercial	153	41
Consumer	198	601
Total	4,298	4,962
Troubled debt restructurings – nonaccrual	961	708
Total nonaccrual loans	5,259	5,670
Real estate owned	1,007	1,814
Total non-performing assets	$6,266	$7,484

Total non-performing loans to total loans	0.66%	0.72%
Total non-performing loans to total assets	0.48%	0.54%
Total non-performing assets to total assets	0.57%	0.72%

Deposits

Deposits increased $45.1 million, or 5.6%, to $857.1 million at September 30, 2016 from $812.0 million at December 31, 2015. Non-interest bearing demand deposits increased $10.7 million, interest bearing checking increased $21.9 million, savings accounts increased by $2.8 million and certificates of deposit increased by $9.7 million. Municipal deposits increased $9.0 million at September 30, 2016 compared to December 31, 2015 as a result of seasonal deposits. The Company continued its focus on attracting core deposits which totaled $667.5 million or 77.9% of total deposits.

The following table summarizes changes in deposits in the nine months ended September 30, 2016.

	September 30,	December 31,
	2016	2015	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$201,312	$190,614	$10,698	5.6%
Interest-bearing demand deposits	288,805	266,874	21,931	8.2
Savings accounts	177,392	174,640	2,752	1.6
Time deposits	189,641	179,905	9,736	5.4
Total	$857,150	$812,033	$45,117	5.6%

Borrowings

Federal Home Loan Bank advances were unchanged at $105.0 million at September 30, 2016 from December 31, 2015.

Stockholders’ Equity

Stockholders’ equity increased $6.4 million to $118.2 million at September 30, 2016, from $111.8 million at December 31, 2015, primarily as a result of $5.3 million of net income, proceeds from exercises of stock options of $1.3 million, increases in contra benefit plans of $213 thousand and an increase in other comprehensive income of $497 thousand offset by dividends paid of $1.2 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Net income was $1.7 million for the three months ended September 30, 2016 as compared to $1.7 million for the three months ended September 30, 2015. The increase of $32 thousand, or 1.9%, in 2016 from 2015 was due primarily to an increase in net interest income, a decrease in provision for loan losses and a decrease in income tax expense offset by a decrease in other income and an increase in other expenses.

Net income was $5.2 million for the nine months ended September 30, 2016 as compared to $5.1 million for the nine months ended September 30, 2015. The $112 thousand, or 2.2%, increase in 2016 from 2015 was due primarily to an increase in net interest income and a decrease in provision for loan losses offset by a decrease in other income and increases in other expenses and income tax expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income	$1,701	$1,669	$5,233	$5,121
Basic earnings per share	$0.27	$0.28	$0.85	$0.86
Diluted earnings per share	$0.27	$0.27	$0.84	$0.84
Return on average assets (annualized)	0.64%	0.62%	0.66%	0.65%
Return on average equity (annualized)	5.91%	6.10%	6.06%	6.34%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,027	$8,168	$(141)	(1.7)%
Investment securities	713	609	104	17.1
Total interest income	$8,740	$8,777	$(37)	(0.4)

INTEREST EXPENSE:
Deposits	669	642	27	4.2
Borrowings	809	1,043	(234)	(22.4)
Total interest expense	1,478	1,685	(207)	(12.3)
Net interest income	$7,262	$7,092	$170	2.4

Net interest income increased by $170 thousand, or 2.4%, for the quarter ended September 30, 2016 compared to the same period in 2015. The interest rate spread and net interest margin of the Company were 3.11% and 3.24%, respectively, for the three months ended September 30, 2016, compared to 3.02% and 3.17%, respectively, for the same period in 2015. The increase in the net interest margin of seven basis points resulted from an increase in the average balance of interest-earning assets of $764 thousand, a decrease in the average balance of interest-bearing liabilities of $653 thousand, a decrease average rate paid on deposits and borrowings of 11 basis points offset by a decrease in the yield on interest-earning assets of two basis points.

Interest income decreased by $37 thousand, or 0.4%, for the quarter ended September 30, 2016 compared to September 30, 2015. The decrease in interest income resulted from a decrease in the average balance of investments of $9.0 million and lower yields on loans of 12 basis points offset by an increase in the average balance of loans of $9.8 million and yield on investments of 58 basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $207 thousand, or 12.3%, for the quarter ended September 30, 2016 over the same period last year. The decrease in interest expense resulted from decreases in borrowings of $9.4 million and rates paid on FHLB advances of 57 basis points offset by increases in the average balance of interest-bearing deposits of $8.7 million and in the cost of deposits of one basis point. The increase in the average balance of interest-bearing deposits resulted primarily from new deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate and payoff of subordinated debt.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$24,370	$24,517	$(147)	(0.6)%
Investment securities	2,044	1,811	233	12.9
Total interest income	26,414	26,328	86	0.3

INTEREST EXPENSE:
Deposits	1,988	1,872	116	6.2
Borrowings	2,517	3,216	(699)	(21.7)
Total interest expense	4,505	5,088	(583)	(11.5)
Net interest income	$21,909	$21,240	$669	3.1

Net interest income increased by $669 thousand, or 3.1%, for the nine months ended September 30, 2016 compared to the same period in 2015. The interest rate spread and net interest margin of the Company were 3.11% and 3.25%, respectively, for the nine months ended September 30, 2016, compared to 3.02% and 3.17%, respectively, for the same period in 2015. The increase resulted from by an increase in interest-earning assets of $5.7 million, a decrease in borrowings of $11.3 million and decreases in the average rates paid on deposits and borrowings of 11 basis points offset by decreases in the average balance of interest-bearing deposits of $15.5 million and yield on earning assets of two basis points.

Interest income decreased by $86 thousand, or 0.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in interest income resulted from a decrease in the average balance of investments of $7.4 million and lower yields on loans of 10 basis points offset by increases in the average balance of loans of $13.1 million and yield on investments of 44 basis points. The decrease in average balance of investments resulted from investment calls and maturities. The decrease in loan yield resulted from lower rates on new loans originated and payoffs or refinances of higher yielding loans offset by increased loan balances from new originations at lower rates.

Interest expense decreased by $583 thousand, or 11.5%, for the nine months ended September 30, 2016 over the same period last year. The decrease in interest expense resulted from decreases in the average balance of borrowings of $11.3 million and rates paid on FHLB advances of 49 basis points offset by an increase in the average balance of interest-bearing deposits of $15.5 million and in the cost of deposits of two basis points. The increase in the average balance of interest-bearing deposits resulted primarily from new deposits while the decrease in the cost of FHLB advances resulted from refinancing of maturing advances to a lower rate and payoff of subordinated debt.

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

Average Balance Tables

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$790,554	$8,027	4.06%	$780,769	$8,168	4.18%
Investment securities	105,222	713	2.71%	114,243	609	2.13%
Total interest-earning assets	895,776	8,740	3.90%	895,012	8,777	3.92%
Noninterest-earning assets	183,240			173,735
Total assets	$1,079,016			$1,068,747

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$274,383	119	0.17%	$282,193	124	0.18%
Savings accounts	177,479	90	0.20%	171,199	87	0.20%
Certificates of deposit	189,077	460	0.97%	178,807	431	0.96%
Total interest-bearing deposits	640,939	669	0.42%	632,199	642	0.41%

FHLB advances	105,000	809	3.08%	110,000	946	3.44%
Subordinated debt	0	0	0.00%	4,393	97	8.86%
Total borrowings	105,000	809	3.08%	114,393	1,043	3.65%
Total interest-bearing liabilities	745,939	1,478	0.79%	746,592	1,685	0.90%
Noninterest-bearing demand accounts	201,377			199,437
Other liabilities	14,293			13,328
Total liabilities	961,609			959,357

Stockholders’ equity	117,407			109,390
Total liabilities and stockholders’ equity	$1,079,016			$1,068,747

Net interest income		$7,262			$7,092
Interest rate spread			3.11%			3.02%
Net interest margin			3.24%			3.17%
Average interest-earning assets to average interest-bearing liabilities	120.09%			119.88%

Average Balance Tables

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$790,309	$24,370	4.11%	$777,226	$24,518	4.21%
Investment securities	107,363	2,044	2.54%	114,748	1,810	2.10%
Total interest-earning assets	897,672	26,414	3.92%	891,974	26,328	3.94%
Noninterest-earning assets	167,010			154,597
Total assets	$1,064,682			$1,046,571

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$271,224	$346	0.17%	$270,928	$358	0.18%
Savings accounts	178,273	269	0.20%	170,222	256	0.20%
Certificates of deposit	185,865	1,373	0.98%	178,719	1,257	0.94%
Total interest-bearing deposits	635,362	1,988	0.42%	619,869	1,871	0.40%

FHLB advances	105,000	2,517	3.20%	110,000	2,807	3.40%
Subordinated debt	0	0	0.00%	6,265	410	8.73%
Total borrowings	105,000	2,517	3.20%	116,265	3,217	3.69%
Total interest-bearing liabilities	740,362	4,505	0.81%	736,134	5,088	0.92%
Noninterest-bearing demand accounts	195,234			190,022
Other	13,893			12,644
Total liabilities	949,489			938,800

Stockholders’ equity	115,193			107,771
Total liabilities and stockholders’ equity	$1,064,682			$1,046,571

Net interest income		$21,909			$21,240
Interest rate spread			3.11%			3.02%
Net interest margin			3.25%			3.17%
Average interest-earning assets to average interest-bearing liabilities	121.25%			121.17%

Provision for Loan Losses

We review the level of the allowance for loan losses on a quarterly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectability of the loan portfolio. The provision for loan losses was $150 thousand and $463 thousand in the three and nine months ended September 30, 2016, respectively, compared to $165 thousand and $496 thousand in the three and nine months ended September 30, 2015, respectively. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended September 30, 2016 and 2015 and the changes between the periods.

	Three Months Ended September 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$463	$487	(4.9)%
Cash surrender value of life insurance	158	159	(0.6)
Gain on sale of investments	─	3	N/M
Other	441	473	(6.8)
Total other income	$1,062	$1,122	(5.3)

N/M – Not measurable

Other income decreased $60 thousand, or 5.3%, to $1.1 million for the three-month period ended September 30, 2016 from the same period in 2015. The decrease in service charges income of $24 thousand resulted from lower service charges collected on deposit accounts. Gain on sale of investments decreased $3 thousand and other income decreased $32 thousand primarily from decreased debit card commissions and other fees received.

The following table summarizes other income for the nine months ended September 30, 2016 and 2015 and the changes between the periods.

	Nine Months Ended September 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,350	$1,498	(9.8)%
Cash surrender value of life insurance	469	469	─
Gain on sale of investments	37	3	N/M
Other	1,281	1,334	(0.4)
Total other income	$3,137	$3,304	(5.1)

N/M – Not measurable

Other income decreased $167 thousand, or 5.1%, to $3.1 million for the nine-month period ended September 30, 2016 from the same period in 2015. The decrease in service charges income of $148 thousand resulted from lower service charges collected on deposit accounts. Gain on sale of investments increased $34 thousand and other income decreased $53 thousand primarily from decreased debit card commissions and other fees received.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2016 and 2015 and the changes between periods.

	Three Months Ended September 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,341	$3,173	5.3%
Occupancy and equipment	1,150	1,282	(10.3)
Federal insurance premiums	140	136	2.9
Advertising	89	97	(8.2)
Professional services	459	273	68.1
Real estate owned expense	50	84	(40.5)
Other operating expense	451	491	(8.1)
Total other expense	$5,680	$5,536	2.6

Other expenses increased $144 thousand, or 2.6%, to $5.7 million for the three-month period ended September 30, 2016 from the same period in 2015. The increase in other expense for the third quarter of 2016 compared to 2015 resulted from increases in salaries and benefits, FDIC insurance and professional services of $358 thousand offset by decreases in occupancy and equipment, marketing expenses, REO and other expenses of $214 thousand.

The following table summarizes other expense for the nine months ended September 30, 2016 and 2015 and the changes between the periods.

	Nine Months Ended September 30,
	2016	2015	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$9,994	$9,640	3.7%
Occupancy and equipment	3,573	3,779	(5.4)
Federal insurance premiums	429	415	3.4
Advertising	281	323	(12.9)
Professional services	1,060	821	29.1
Real estate owned expense	98	38	157.9
Other operating expense	1,324	1,334	(0.7)
Total other expense	$16,759	$16,350	2.5

Other expenses increased $409 thousand, or 2.5%, to $16.8 million for the nine-month period ended September 30, 2016 from the same period in 2015. The increase in the nine-month period of 2016 compared to 2015 resulted from increases in salaries and benefits, FDIC insurance, professional services and REO expenses of $667 thousand offset by decreases in occupancy and equipment, advertising and other expenses of $258 thousand.

Income Taxes

Income taxes decreased $51 thousand to $793 thousand for an effective tax rate of 31.8% for the three months ended September 30, 2016, compared to $844 thousand for an effective tax rate of 33.6% from the same period in 2015. The decrease in the effective tax rate resulted from by a change in the mix of assets with a tax preference offset by higher net income before taxes.

Income taxes increased $14 thousand to $2.6 million for an effective tax rate of 33.1% for the nine months ended September 30, 2016, compared to $2.6 million for an effective tax rate of 33.5% from the same period in 2015. The decrease in the effective tax rate resulted from by a change in the mix of assets with a tax preference offset by higher net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $145.5 million and securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $40.8 million. In addition, at September 30, 2016, we had the ability to borrow a total of approximately $302.1 million from the Federal Home Loan Bank of New York.

At September 30, 2016, we had $77.5 million in loan commitments outstanding, which included $31.6 million in undisbursed loans, $25.6 million in unused home equity lines of credit and $20.3 million in commercial lines and letters of credit. Certificates of deposit due within one year of September 30, 2016 totaled $123.6 million, or 65.2% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2016, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $101.5 million, or 9.47% of total adjusted assets, which is above the required level of $42.9 million or 4.0%; common equity Tier 1 risk-based capital of $101.5 million, or 18.63% of total adjusted assets which is above the required level of $24.5 million or 4.5%; Tier 1 risk-based capital of $101.5 million, or 18.63% of total adjusted assets which is above the required level of $32.7 million or 6.0%; and total risk-based capital of $104.8 million, or 19.23% of risk-weighted assets, which is above the required level of $43.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the applicable prompt corrective action regulations.

At September 30, 2016, the Company had the following levels of regulatory capital: Tier 1 leverage capital ratio 10.64% of total adjusted assets, common equity Tier 1 risk-based capital ratio of 20.86% of risk-weighted assets; Tier 1 risk-based capital ratio of 20.86% of risk-weighted assets and total risk-based capital ratio 21.47% of risk-weighted assets.

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

The following table reflects changes in estimated net interest income only for the Company:

	At June 30, 2016 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
	(dollars in thousands)
200 basis point increase in rates	$2,668	$7,899
100 basis point decrease in rates	(381)	(2,128)

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

Economic Value of Equity Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in economic value of equity of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity (EVE) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at June 30, 2016 that would occur in the event of an immediate change in interest rates based on management’s assumptions, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
300 bp	$116,352	$(23,769)	(16.96)%	11.77%	(131	)bp
200	127,145	(12,976)	(9.26)	12.48	(60)
100	135,566	(4,555)	(3.25)	12.95	(13)
50	138,290	(1,831)	(1.31)	13.05	(3)
0	140,121	─	─	13.08	─
(50)	139,814	(307)	(0.22)	12.93	(15)
(100)	137,257	(2,864)	(2.04)	12.62	(46)

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

For the three and nine months ended September 30, 2016 and 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 22, 2016, Robert Strougo, a purported Ocean Shore stockholder, filed a putative class action lawsuit in the Superior Court for the State of New Jersey, Cape May County, against Ocean Shore, the members of the Ocean Shore board and OceanFirst on behalf of all Ocean Shore public stockholders. The lawsuit generally alleges that the members of the Ocean Shore board breached their fiduciary duties by approving the merger agreement because the transactions contemplated by the merger agreement with OceanFirst are procedurally flawed and financially inadequate, certain terms in the merger agreement are preclusive and unfair, and certain members of the Ocean Shore board are conflicted. Plaintiff further alleges that OceanFirst aided and abetted such breaches. The lawsuit seeks to enjoin the merger, as well as unspecified money damages, costs and attorney’s fees and expenses. On September 7, 2016, plaintiff filed an amended complaint bringing disclosure claims alleging that OceanFirst’s registration statement on Form S-4 omitted certain material information. Although the defendants believe that they have meritorious defenses to the plaintiff’s claims, defendants and plaintiffs agreed to the terms of a settlement on October 10, 2016 whereby additional disclosures were made in the Registration Statement. The terms of the settlement are subject to, among other things, further documentation and Court approval.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of July 12, 2016, by and among OceanFirst Financial Corp., Ocean Shore Holding Co. and Masters Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to Ocean Shore’s Current Report on Form 8-K, filed July 14, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.0	The following materials from the Ocean Shore Holding Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Condition, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 4, 2016	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 4, 2016	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President